Form 10-Q
period 2024-09-30
Artiva Biotherapeutics, Inc.
filed 2024-11-12
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 24,289,328 shares of common stock outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$55,881	$53,504
Short-term investments	90,750	23,467
Accounts receivable (including related party amounts of $569 and $569, respectively)	569	1,034
Other receivables (including related party amounts of $14 and $607, respectively)	132	724
Prepaid expenses and other current assets	3,233	1,092
Total current assets	150,565	79,821
Restricted cash	258	258
Property and equipment, net	6,857	8,096
Operating lease right-of-use assets	14,376	16,547
Financing lease right-of-use asset	276	—
Long-term investments	52,966	—
Other long-term assets	298	392
Total assets	$225,596	$105,114
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable (including related party amounts of $304 and $199, respectively)	$1,215	$614
Accrued expenses (including related party amounts of $1,307 and $2,161, respectively)	8,344	8,017
Current portion of operating lease liabilities	3,614	3,596
Current portion of financing lease liability	119	—
Total current liabilities	13,292	12,227
Operating lease liabilities, net of current portion	11,160	13,316
Financing lease liability, net of current portion	75	—
Simple agreements for future equity (“SAFEs”) (including related party amounts of $0 and $20,315, respectively)	—	25,100
Other non-current liabilities	73	73
Total liabilities	24,600	50,716
Commitments and contingencies (Note 11)
Series A convertible preferred stock, $0.0001 par value; zero and 16,110,463 shares authorized as of September 30, 2024 and December 31, 2023, respectively; zero and 3,673,148 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; zero and $80,552 aggregate liquidation preference at September 30, 2024 and December 31, 2023, respectively	—	96,767
Series B convertible preferred stock, $0.0001 par value; zero and 10,909,091 shares authorized as of September 30, 2024 and December 31, 2023, respectively; zero and 2,487,237 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; zero and $120,000 aggregate liquidation preference at September 30, 2024 and December 31, 2023, respectively	—	119,646
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at September 30, 2024 and December 31, 2023 respectively; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 700,000,000 and 38,998,588 shares authorized at September 30, 2024 and December 31, 2023, respectively; 24,287,144 and 809,758 shares issued and outstanding at September 30, 2024 and December 31, 2023	3	—
Additional paid-in capital	431,244	18,988
Accumulated other comprehensive income	338	308
Accumulated deficit	(230,589)	(181,311)
Total stockholders’ equity (deficit)	200,996	(162,015)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$225,596	$105,114

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$—	$26,656	$—	$31,142
License and development support revenue (including related party amounts of $0, $0, $251 and $0, respectively)	—	—	251	—
Total revenue	—	26,656	251	31,142
Operating expenses:
Research and development (including related party amounts of $1,342, $1,525, $2,802 and $3,335, respectively)	13,524	13,065	37,011	39,098
General and administrative	4,811	2,780	12,255	10,745
Total operating expenses	18,335	15,845	49,266	49,843
Income (loss) from operations	(18,335)	10,811	(49,015)	(18,701)
Other income (expense), net:
Interest income	1,846	418	3,172	1,952
Change in fair value of SAFEs (including related party amounts of $799, $0, $2,911 and $0, respectively)	(977)	—	(3,597)	—
Other income (expense), net	(6)	50	162	27
Total other income (expense), net	863	468	(263)	1,979
Net income (loss)	$(17,472)	$11,279	$(49,278)	$(16,722)
Net income (loss) per share:
Basic	$(0.92)	$13.98	$(7.16)	$(20.89)
Diluted	$(0.92)	$1.62	$(7.16)	$(20.89)
Weighted-average common shares outstanding:
Basic	18,896,829	806,714	6,883,271	800,541
Diluted	18,896,829	6,967,099	6,883,271	800,541
Comprehensive income (loss):
Net income (loss)	$(17,472)	$11,279	$(49,278)	$(16,722)
Other comprehensive income:
Unrealized gain on investments	217	144	30	271
Comprehensive income (loss)	$(17,255)	$11,423	$(49,248)	$(16,451)

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2022	3,673,148	$96,767	2,487,237	$119,646	792,991	$—	$11,895	$—	$(152,591)	$(140,696)
Vesting of shares of common stock subject to repurchase, including early exercise	—	—	—	—	1,425	—	7		—	7
Stock-based compensation expense	—	—	—	—	—	—	1,832	—	—	1,832
Net loss	—	—	—	—	—	—	—	—	(16,717)	(16,717)
Balance at March 31, 2023	3,673,148	$96,767	2,487,237	$119,646	794,416	$—	$13,734	$—	$(169,308)	$(155,574)
Exercise of stock options	—	—	—	—	1,948	—	10	—	—	10
Vesting of shares of common stock subject to repurchase, including early exercise	—	—	—	—	8,835	—	8		—	8
Stock-based compensation expense	—	—	—	—	—	—	2,458	—	—	2,458
Unrealized gain on investments	—	—	—	—	—	—	—	127	—	127
Net loss	—	—	—	—	—	—	—	—	(11,284)	(11,284)
Balance at June 30, 2023	3,673,148	$96,767	2,487,237	$119,646	805,199	$—	$16,210	$127	$(180,592)	$(164,255)
Vesting of shares of common stock subject to repurchase, including early exercise	—	—	—	—	3,135	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	1,371	—	—	1,371
Unrealized gain on investments	—	—	—	—	—	—	—	144	—	144
Net income	—	—	—	—	—	—	—	—	11,279	11,279
Balance at September 30, 2023	3,673,148	$96,767	2,487,237	$119,646	808,334	$—	$17,588	$271	$(169,313)	$(151,454)
Balance at December 31, 2023	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$18,988	$308	$(181,311)	$(162,015)
Stock-based compensation expense investments	—	—	—	—	—	—	1,406	—	—	1,406
Unrealized loss on investments	—	—	—	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	—	—	—	—	(13,963)	(13,963)
Balance at March 31, 2024	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$20,394	$207	$(195,274)	$(174,673)
Exercise of stock options	—	—	—	—	4,444	—	22	—	—	22
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Unrealized loss on investments	—	—	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	—	—	(17,843)	(17,843)
Balance at June 30, 2024	3,673,148	$96,767	2,487,237	$119,646	814,202	$—	$21,899	$121	$(213,117)	$(191,097)
Conversion of preferred stock into common stock upon completion of initial public offering (IPO)	(3,673,148)	(96,767)	(2,487,237)	(119,646)	6,160,385	1	216,412			216,413
Exercise of stock options	—	—	—	—	1,139	—	6	—	—	6
Issuance of common shares in connection with IPO, net of offering costs	—	—	—	—	14,920,000	2	162,323	—	—	162,325
Issuance of common shares upon the conversion of SAFE notes	—	—	—	—	2,391,418	—	28,697	—	—	28,697
Stock-based compensation expense	—	—	—	—	—	—	1,907	—	—	1,907
Unrealized gain on investments	—	—	—	—	—	—	—	217	—	217
Net loss	—	—	—	—	—	—	—	—	(17,472)	(17,472)
Balance at September 30, 2024	—	$—	—	$—	24,287,144	$3	$431,244	$338	$(230,589)	$200,996

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Operating activities:
Net loss	$(49,278)	$(16,722)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,817	1,672
Stock-based compensation	4,796	5,661
Change in fair value of SAFEs (including related party amounts of $2,911 and $0, respectively)	3,597	—
Accretion of discounts and amortization of premiums on investments, net	(1,300)	(173)
Changes in operating assets and liabilities:
Accounts receivable	465	(1,612)
Other receivables (including related party amounts of $(593) and $(1,040), respectively)	592	(1,338)
Prepaid expenses and other current assets	(2,141)	298
Other long-term assets	94	94
Accounts payable (including related party amounts of $104 and $678, respectively)	601	1,514
Accrued expenses (including related party amounts of $(854) and $345, respectively)	333	(1,055)
Operating lease right-of-use asset and lease liabilities	42	117
Deferred revenue	—	(25,211)
Net cash used in operating activities	(40,382)	(36,755)
Investing activities:
Purchases of property and equipment	(578)	(2,622)
Purchases of investments	(161,319)	(34,685)
Maturities of investments	42,400	14,000
Net cash used in investing activities	(119,497)	(23,307)
Financing activities:
Proceeds from issuance of common stock, net of commissions	166,507	—
Proceeds from issuance of simple agreements for future equity	—	23,431
Proceeds from exercise of stock options	28	10
Payments on finance leases	(116)	—
Cash paid in connection with IPO offering costs	(4,163)	—
Repurchase of restricted stock	—	(12)
Net cash provided by financing activities	162,256	23,429
Net increase (decrease) in cash, cash equivalents and restricted cash	2,377	(36,633)
Cash, cash equivalents and restricted cash at beginning of period	53,762	102,776
Cash, cash equivalents and restricted cash at end of period	$56,139	$66,143
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$55,881	$65,885
Restricted cash	258	258
Total cash, cash equivalents and restricted cash	$56,139	$66,143
Supplemental disclosures of noncash activities:
Property and equipment purchases in accounts payable and accrued liabilities	$10	$617
Deferred offering costs in accounts payable and accrued liabilities	$19	$—
Conversion of SAFE notes to common stock	$28,697	$—
Conversion of preferred stock to common stock	$216,413	$—
Non-cash additions to financing leases	$241	$—

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

From its inception to September 30, 2024, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

Reverse Stock Split

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

Initial Public Offering

On July 22, 2024, the Company completed its Initial Public Offering (the “IPO”), pursuant to which it issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. The aggregate gross proceeds of the IPO were $167.0 million before underwriter discounts and commissions, fees, and expenses of $15.9 million, for net proceeds from the IPO of $151.1 million. On July 25, 2024, the underwriters partially exercised their 30-day option and purchased an additional 1,000,000 shares of the Company’s common stock at the IPO price, upon which the Company received additional gross proceeds of $12.0 million before commissions of $0.8 million, for net proceeds of approximately $11.2 million. The aggregate net proceeds of the IPO was $162.3 million (the “IPO Proceeds”). All underwriter discounts and commissions, fees, and expenses, including deferred offering costs have been charged to additional paid in capital as recorded against the gross proceeds.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $230.6 million as of September 30, 2024. During the nine months ended September 30, 2024, the Company used $40.4 million of cash for operating activities. As of September 30, 2024, the Company has $199.6 million in cash, cash equivalents and investments. From inception through September 30, 2024, the Company has raised aggregate gross proceeds of $401.4 million to fund operations, comprised primarily from proceeds received from the IPO, including proceeds from the underwriters partial exercise of their purchase option, issuances of convertible promissory notes, simple agreements for future equity (“SAFEs”) and private placements of convertible preferred stock. Since inception through September 30, 2024, the Company has also received $39.9 million in upfront and reimbursable research service payments from Merck Sharp & Dohme Corp. (“Merck”). Management estimates that there is no substantial doubt about the Company’s ability to continue as a going concern for the one year period following the date that these unaudited condensed financial statements and accompanying notes were issued, as the Company’s existing cash, cash equivalents and investments will be sufficient to fund planned operations at least through the end of 2026. As such, the prior substantial doubt about the Company’s ability to continue as a going concern as discussed in the Company’s December 31, 2023 audited financial statements as included in the Company’s prospectus dated July 18, 2024 related to its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, no longer exists.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to rules and regulations of the Securities Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of September 30, 2024 has been derived from the financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these condensed financial statements and the notes accompanying herein should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023 included in the Company’s prospectus dated July 18, 2024 related to its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

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

Investments

The Company holds investments in commercial paper, government and government agency bonds, and corporate bonds. The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income in the condensed statements of operations and comprehensive income (loss). Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income in the condensed statements of operations and comprehensive income (loss).

As of September 30, 2024, and December 31, 2023, accrued interest receivables on investments were $0.7 million and $0.1 million, respectively, and are included in prepaid expenses and other current assets in the condensed balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three and nine months ended September 30, 2024 and 2023.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2024 and December 31, 2023, was $0.3 million consisting of collateral for letters of credit related to the Company’s lease agreements and is included in non-current assets in the condensed balance sheets (see Note 11).

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include shares of its convertible preferred stock, as well as outstanding stock options and restricted stock units under the Company’s equity incentive plan and have been excluded from the computation of diluted net loss per share, for all periods except the three months ended September 30, 2023, as they would be anti-dilutive to the net loss per share.

The Company recorded net income for the three months ended September 30, 2023. The Company used the treasury stock method and if-converted method to determine the weighted-average number of shares of common stock equivalents outstanding for the three months ended September 30, 2023. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023	SEPTEMBER 30, 2024	SEPTEMBER 30, 2023
Basic Net Income (Loss) per share
Net income (loss)	$(17,472)	$11,279	$(49,278)	$(16,722)
Weighted average common shares outstanding - basic	18,896,829	806,714	6,883,271	800,541
Net income (loss) per share - basic	$(0.92)	$13.98	$(7.16)	$(20.89)
Diluted Net Income (Loss) per share
Net income (loss)	$(17,472)	$11,279	$(49,278)	$(16,722)
Weighted average common shares outstanding - basic	18,896,829	806,714	6,883,271	800,541
Weighted average effect of dilutive securities:
Series A preferred stock	—	3,673,148	—	—
Series B preferred stock	—	2,487,237	—	—
Weighted average common shares outstanding - diluted	18,896,829	6,967,099	6,883,271	800,541
Net income (loss) per share - diluted	$(0.92)	$1.62	$(7.16)	$(20.89)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive for the nine months ended September 30, 2024 and 2023:

	AS OF SEPTEMBER 30, 2024	AS OF SEPTEMBER 30, 2023
Convertible preferred stock	—	6,160,385
Unvested restricted stock units	533,484	22,514
Options to purchase common stock	2,238,816	1,323,348
Total	2,772,300	7,506,247

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and redeemable convertible preferred stock and improves the disclosures for convertible instruments and related earnings per share guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance. For public entities that qualify as a filer with the Securities and Exchange Commission, excluding entities eligible to be smaller reporting companies, ASU 2020-06 is effective for fiscal annual periods beginning after December 15, 2021, including interim periods within those fiscal years. For nonpublic entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 must be adopted as of the beginning of a Company’s annual fiscal year. The Company adopted this standard on January 1, 2024, and the adoption of the standard did not have a material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The update requires entities to disclose their significant segment expense categories and amounts for each reportable segment. Significance is assessed using both quantitative and qualitative factors depending on the facts and circumstances. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that this standard will have on the related disclosures in its financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The update requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact that this standard will have on the related disclosures in its financial statements.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF SEPTEMBER 30, 2024
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$35,353	$35,353	$—	$—
Commercial paper	Cash and cash equivalents	11,495	—	11,495	—
Government bonds	Cash and cash equivalents	6,281	—	6,281	—
Commercial paper	Short-term investments	73,180	—	73,180	—
Government agency bonds	Short-term investments	4,505	—	4,505	—
Corporate bonds	Short-term investments	13,065	—	13,065	—
Government and government agency bonds	Long-term investments	45,142	—	45,142	—
Corporate bonds	Long-term investments	7,824	—	7,824	—
Total assets		$196,845	$35,353	$161,492	$—

		AS OF DECEMBER 31, 2023
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$28,517	$28,517	$—	$—
Commercial paper	Short-term investments	2,090	—	2,090	—
Government and government agency bonds	Short-term investments	19,982	—	19,982	—
Corporate bonds	Short-term investments	1,395	—	1,395	—
Total assets		$51,984	$28,517	$23,467	$—
Liabilities
SAFEs	Liabilities	$25,100	$—	$—	$25,100
Total liabilities		$25,100	$—	$—	$25,100

The carrying amounts of all cash and cash equivalents, accounts receivable, other receivable, prepaid and other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Short-Term and Long-Term Investments

The Company’s assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, and corporate bonds. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

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

In connection with the closing of the IPO, the Company’s outstanding convertible SAFE shares automatically converted into 2,391,418 shares of common stock.

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

The following table summarizes the changes in fair value associated with Level 3 financial instruments held during the periods presented (in thousands):

SAFEs
Balance at December 31, 2023	$25,100
Changes in fair value of SAFEs	3,597
Conversion of SAFEs to common stock	(28,697)
Balance at September 30, 2024	$—

4. Cash, Cash Equivalents and Investments

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

The following table summarizes the Company’s cash and cash equivalents, short-term investments, and long-term investments for each of the periods presented (in thousands):

	AS OF SEPTEMBER 30, 2024
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALU E
Cash and money market funds	Cash and cash equivalents	Less than three months	$38,105	$—	$—	$38,105
Commercial paper	Cash and cash equivalents	Less than three months	11,493	2	—	11,495
Government bonds	Cash and cash equivalents	Less than three months	6,258	23	—	6,281
Commercial paper	Short-term investments	1 year or less	73,098	82	—	73,180
Government agency bonds	Short-term investments	1 year or less	4,497	8	—	4,505
Corporate bonds	Short-term investments	1 year or less	13,042	23	—	13,065
Government and government agency bonds	Long-term investments	Greater than 1 year	44,955	187	—	45,142
Corporate bonds	Long-term investments	Greater than 1 year	7,811	13	—	7,824
Total cash and cash equivalents, short- term investments, and long-term investments			$199,259	$338	$—	$199,597

	AS OF DECEMBER 31, 2023
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$53,504	$—	$—	$53,504
Commercial paper	Short-term investments	1 year or less	2,048	42	—	2,090
Government and government agency bonds	Short-term investments	1 year or less	19,728	254	—	19,982
Corporate bonds	Short-term investments	1 year or less	1,383	12	—	1,395
Total cash, cash equivalents and short- term investments			$76,663	$308	$—	$76,971

As of September 30, 2024, the Company did not have any investments with gross unrealized losses. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of September 30, 2024, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Lab equipment	$10,284	$9,760
Furniture and fixtures	872	871
Computers and software	616	607
Leasehold improvements	410	390
	12,182	11,628
Less accumulated depreciation	(5,325)	(3,532)
Total property and equipment, net	$6,857	$8,096

The Company recognized $0.6 million and $1.8 million in depreciation expense for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.7 million in depreciation expense for the three and nine months ended September 30, 2023, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Accrued research and development expenses	$2,218	$2,861
Accrued payroll and other employee benefits	4,806	4,047
Other accrued expenses	1,320	1,109
Total accrued expenses	$8,344	$8,017

7. Simple Agreement for Future Equity

During 2023, the Company entered into SAFEs with various existing investors and related parties with aggregate gross proceeds of $24.4 million. The SAFEs granted investors with rights to participate in a future equity financing. The SAFEs have no maturity dates and bear no interest. Upon an equity financing, the SAFEs will automatically convert into the type of stock issued in the financing at a per share conversion price equal to the greater of (i) the purchase amount of the SAFEs divided by the post-money valuation cap price of $48.25 per share, or (ii) the purchase amount of the SAFEs divided by the 85% per share price paid by investors in the financing. Upon an initial public offering, the SAFEs will automatically convert into shares of common stock equal to the purchase amount of the SAFE divided by the discount price (the lower of (a) the price per share of common stock sold to the public by the underwriters in the initial public offering multiplied by the discount rate of 85% or (b) the post-money valuation cap price of $48.25 per share). Other conversion events include liquidity events (a change of control or direct listing). Upon a liquidity event, each investor will automatically be entitled to receive a portion of proceeds equal to the greater of (i) the purchase amounts of the SAFEs, or (ii) the amount payable in the number of common shares equal to the purchase amount of the SAFEs divided by the 85% per share price. Upon a dissolution event and to the extent sufficient funds are available, the holders of SAFEs shall be entitled to receive cash payments equal to the purchase amount, prior to and in preference to any distribution of any assets or surplus funds to the holders of convertible preferred and common stock.

In connection with the closing of the IPO, the Company’s outstanding convertible SAFE shares automatically converted into 2,391,418 shares of common stock.

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

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of September 30, 2024, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses any Core IP. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of September 30, 2024, the Company has not recognized any net sales royalties under the Core Agreement.

AB-101 Selected Product License Agreement

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

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of September 30, 2024, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

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

The Company recognized zero and $0.3 million of license and development support-related revenue during the three and nine months ended September 30, 2024, respectively, in the condensed statements of operations and comprehensive income (loss), related to development support activities under the Amended AB-201 Agreement. During the three and nine months ended September 30, 2023, no license and development support-related revenue was recognized. As of September 30, 2024 and December 31, 2023, total accounts receivable related to the Amended AB-201 Agreement were $0.6 million.

AB-205 Selected Product License Agreement

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of September 30, 2024, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 License Agreement, the Company recognized zero and $0.1 million of expense reimbursements for development costs invoiced to GC Cell for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the Company received payments from GC Cell totaling $0.7 million and $1.7 million, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded zero and $0.6 million, respectively, in the condensed balance sheets as other receivable from GC Cell.

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

The Company recognized zero revenue under the Merck Collaboration Agreement during the three and nine months ended September 30, 2024, and recognized $26.7 million and $31.1 million of revenue under the Merck Collaboration Agreement during the three and nine months ended September 30, 2023, respectively. Over the course of the Merck Collaboration Agreement through September 30, 2024, the Company received $39.9 million in payments from Merck, of which $30.0 million related to the upfront fee, and $9.9 million related to reimbursable research services.

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

The Company incurred zero and $0.1 million of expense in connection with the Affimed Collaboration Agreement during the three and nine months ended September 30, 2024, respectively, and zero and $0.7 million of expense in connection with the Affimed Collaboration Agreement during the three and nine months ended September 30, 2023, respectively.

9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Stockholders’ Equity (Deficit)

Under the Amended and Restated Certificate of Incorporation dated July 22, 2024, the Company had a total of 710,000,000 shares of capital stock authorized for issuance, consisting of 700,000,000 shares of common stock, par value of $0.0001 per share, and 10,000,000 shares of preferred stock, par value of $0.0001 per share. Additionally, the Company has authorized 84,556 shares reserved under the terms specified as part of the Company’s Pledge 1% Movement commitment, in support of its corporate social responsibility and philanthropic pursuits.

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

As of December 31, 2023, the Company’s Series A and Series B convertible preferred stock has been classified as temporary equity in the accompanying condensed balance sheets given that the holders of the convertible preferred stock could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock. The carrying value of the convertible preferred stock was not adjusted to the redemption value until the contingent redemption events are considered to be probable of occurring.

Immediately upon completion of the IPO, 6,160,385 outstanding shares of convertible preferred stock converted into 6,160,385 shares of common stock. There are no Series A or Series B convertible preferred shares outstanding as September 30, 2024.

Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to, and qualified by, the rights, preferences and privileges of the holders of the Series A and Series B convertible preferred stock. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Convertible preferred stock	—	6,160,385
Common stock options granted and outstanding	2,238,816	1,315,726
Restricted stock units granted and outstanding	533,484	22,514
Shares available for issuance under the 2024 and 2020 equity incentive plans, respectively	1,798,605	323,131
Shares available for issuance under the ESPP Plan	212,000	—
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	4,867,461	7,906,312

Stock Options

In June 2020, the Company adopted the 2020 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options (“ISO”), non-statutory stock options (“NSO”), stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards.

The Plan was amended in December 2020, January 2021, July 2021, August 2022, and in April 2024. In April 2024, the Plan was amended to increase the total number of shares reserved under the Plan to 2,083,797.

In July 2024, in connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), a successor to and continuation of the 2020 Plan. Upon the effectiveness of the 2024 Plan, 4,572,025 shares of common stock were authorized for issuance which consists of (1) 2,630,000 new shares of common stock, (2) 115,436 shares available for issuance under the 2020 Plan, and (3) up to 1,826,589 shares of common stock subject to outstanding stock awards granted under the 2020 Plan that, on or after the 2024 Plan becomes effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Furthermore, upon effectiveness of the 2024 Plan, no further grants will be made under the 2020 Plan, and the 2020 Plan will automatically terminate on June 23, 2030.

Options granted under the 2024 Plan are exercisable at various dates as determined upon grant and will expire no more than 10 years from their date of grant. The exercise price of each option shall be determined by the board of directors based on the estimated fair value of the Company’s stock on the date of the option grant. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. Most option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years and early exercise is permitted. The vesting period generally occurs over four years unless there is a specific performance vesting trigger at which time those shares will vest when the performance trigger is probable to occur.

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

A summary of the Company’s stock option activity under the 2020 and 2024 Plan for the nine months ended September 30, 2024 is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2023	1,315,726	$5.02	9.1	$214
Granted	996,389	11.21	—	—
Exercised	(5,583)	5.00	—	—
Cancelled	(67,716)	6.56	—	—
Outstanding at September 30, 2024	2,238,816	$7.72	8.9	$17,307
Exercisable as of September 30, 2024	1,064,579	$5.02	8.4	$11,101

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2024 and 2023, was $8.85 and $3.29 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023, was de minimus. Upon the exercise of stock options, the Company will issue new shares of its common stock.

Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for two-year offering periods consisting of four 6-month purchase periods, and at the end of each purchase period employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the purchase period. A new offering is initiated each January 16 and July 16. In the event the fair market value of the Company’s common stock on the first day of any new offering is less than or equal to the fair market value of a ongoing offering, the ongoing offering shall terminate immediately following the purchase of shares of common stock on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering will be automatically enrolled in the new offering.

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and 424,000 shares of common stock. No awards were granted under the ESPP as of September 30, 2024.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) granted under the 2020 and 2024 Plan are subject to time-based vesting and convert to shares of common stock in accordance with the vesting schedule. RSUs are valued at the estimated fair value of the Company’s stock on the date of grant and are amortized over the requisite service period. The total number of RSUs granted represents the maximum number of RSUs eligible to vest based upon the service conditions set forth in the grant agreements. Employees forfeit unvested RSUs upon termination of employment with a corresponding reversal of expense.

During the nine months ended September 30, 2024 and 2023, 513,620 and zero RSUs were granted by the Company, respectively. As of September 30, 2024, 533,484 total RSUs were outstanding.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by condensed financial statement line item in the Company’s statement of operations and comprehensive income (loss) (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Research and development	$888	$791	$2,452	$2,880
General and administrative	1,019	580	2,344	2,781
Total	$1,907	$1,371	$4,796	$5,661

In 2023, the Company entered into separation agreements with certain executives, terminating their employment and entering into consulting agreements. Under the separation agreements, service-based requirements for one of the executives were deemed satisfied for all RSUs as of the date of separation. In order for RSUs to vest, there must be a liquidity event and the RSUs must meet the time and service-based requirement prior to the defined Liquidity Event Deadline. There were no outstanding RSUs associated with these executives as of September 30, 2024. The Company recognized zero in incremental compensation cost for the three and nine months ended September 30, 2024, and $0.5 million in incremental compensation cost for the three and nine months ended September 30, 2023. The separation agreements also provided for extended vesting terms of certain options grants through the term of the consulting agreements. The Company recognized zero in incremental compensation cost for the three and nine months ended September 30, 2024, and zero and $0.2 million in incremental compensation cost for the three and nine months ended September 30, 2023, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants issued for the nine months ended September 30, 2024 and 2023, were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Stock price	$5.18 - $15.45	$5.00
Risk-free rate of interest	3.5% - 4.6%	3.6% - 4.4%
Expected term (years)	5.1 - 6.1	5.5 - 6.1
Expected stock price volatility	87.4% - 110.5%	86.5% - 88.6%
Expected dividend yield	—	—

As of September 30, 2024, the unrecognized compensation cost related to outstanding employee and non-employee options was $12.2 million and is expected to be recognized as expense over a weighted-average period of 2.9 years. As of September 30, 2024, the unrecognized compensation cost related to outstanding RSUs was $5.7 million and is expected to be recognized as expense over a weighted-average period of 3.9 years.

10. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

In November 2019, October 2020, March 2021, and December 2022, the Company entered into a license agreement (collectively, the “License Agreements”) with GC Cell (see Note 8). In August 2020, the Company entered into a Research and Service Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the Selected Products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Service Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 8). The Company recognized zero and $0.3 million of license and development support-related revenue for the three and nine months ended September 30, 2024, respectively, on its condensed statements of operations and comprehensive income (loss), related to GC Cell’s achievement of a defined development milestone and development support activities under the Amended AB-201 Agreement. As of September 30, 2024 and December 31, 2023, total accounts receivable related to the Amended AB-201 Agreement were $0.6 million and $0.6 million, respectively.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for Direct Costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the Direct Costs incurred and paid by GC Cell (see Note 8). Total reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement were zero and $0.1 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the Company received payments from GC Cell in the amounts of $0.7 million and $1.7 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had zero and $0.6 million recorded in the condensed balance sheets as other receivable, respectively.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. The Company incurred $1.2 million and $2.7 million of research and development expenses in connection with the agreement for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $3.2 million of research and development expenses in connection with the agreement for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had $1.6 million and $2.4 million, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the condensed balance sheets.

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

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the “RA Capital Funds”) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the “Blackbird Services Agreement”) with Blackbird Clinical, Inc. (“Blackbird”), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provides consulting services in connection with the Company's clinical trials, including study strategy, clinical operations and patient operations. The Company incurred $0.1 million of research and development expenses in connection with the consulting services from Blackbird for the three and nine months ended September 30, 2024. No expenses were incurred with Blackbird for the three and nine months ended September 30, 2023. As of September 30, 2024, and December 31, 2023, the Company had $57 thousand and zero of accounts payable and accrued expenses, respectively, in connection with the Blackbird Services Agreement recorded in the condensed balance sheets.

11. Commitments and Contingencies

Operating Leases

The following table presents operating rent expense and related short-term lease costs (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Rent expense	$1,003	$1,056	$3,043	$3,091
Amount of rent expense related to short-term leases	68	71	203	214

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

PERIOD ENDED SEPTEMBER 30,
2024 (remaining)	1,017
2025	4,007
2026	3,418
2027	3,520
Thereafter	5,916
Total minimum lease payments	17,878
Less: amount representing interest	(3,104)
Present value of operating lease liabilities	14,774
Less: operating lease liabilities, current	(3,614)
Operating lease liabilities, net of current portion	$11,160

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on average discount rate were as follows:

	AS OF
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Weighted-average remaining lease term	4.6 years	5.3 years
Weighted-average discount rate	7.7%	7.8%

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

The expected undiscounted cash flows to be received from the sublease are as follows (in thousands):

PERIOD ENDED SEPTEMBER 30,
2024 (remaining)	$215
2025	873
Total	$1,088

The Company recognized $0.2 million and $0.6 million of sublease income for the three and nine months ended September 30, 2024, respectively and $0.2 million and $0.6 million of sublease income for the three and nine months ended September 30, 2023, respectively.

12. Subsequent Events

For the purposes of the condensed financial statements as of September 30, 2024, and the three and nine months then ended, the Company has evaluated the subsequent events through November 12, 2024, the date the condensed financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the prospectus filed on July 22, 2024, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act), with the Securities and Exchange Commission (the SEC) , or the Prospectus. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A.

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

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through September 30, 2024, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes, $70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our initial public offering (IPO), in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million.

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

We have incurred a net loss of $49.3 million and $16.7 million during the nine months ended September 30, 2024 and 2023, respectively, and $28.7 million and $58.8 million during the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $230.6 million, cash, cash equivalents and investments of $199.6 million. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include our existing and any future strategic collaborations and other strategic arrangements with third parties. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Components of Results of Operations

Collaboration Revenue

As of September 30, 2024, we have not generated any revenues from product sales or royalties. Our revenues have been derived from the Exclusive License and Research Collaboration Agreement (the Merck Collaboration Agreement) with Merck Sharp & Dohme Corp. (Merck) and a license agreement with GC Cell for our AB-201 product candidate, as amended in February 2022 and September 2023 (the AB-201 Agreement).

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

Collaboration revenues recognized under the Merck Collaboration Agreement were zero and $26.7 million for the three months ended September 30, 2024 and 2023, respectively, and zero and $31.1 million during the nine months ended September 30, 2024 and 2023, respectively.

License and Development Support Revenue

License and development support-related revenues related to GC Cell’s development support activities under the AB-201 Agreement were zero during the three months ended September 30, 2024 and 2023, and $0.3 million and zero during the nine months ended September 30, 2024 and 2023, respectively.

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

Interest Income

Interest income consists of interest on our money market funds and short-term and long-term investments.

Change in Fair Value of Simple Agreement for Future Equity

In 2023, we issued $24.4 million of SAFEs to various existing investors and related parties. The SAFEs are recorded as liabilities at fair value and remeasured at fair value at each reporting period. The change in fair value for the period is recorded in change in fair value of SAFEs in the statements of operations.

In connection with the closing of the IPO, the outstanding SAFEs converted into 2,391,418 shares of common stock.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized gains and losses on short-term investments.

Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (NOL) carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2024 and December 31, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023	CHANGE
Revenue:
Collaboration revenue	$—	$26,656	$(26,656)
Total revenue	—	26,656	(26,656)
Operating expenses:
Research and development	13,524	13,065	459
General and administrative	4,811	2,780	2,031
Total operating expenses	18,335	15,845	2,490
Income (loss) from operations	(18,335)	10,811	(29,146)
Other income (expense), net:
Interest income	1,846	418	1,428
Change in fair value of SAFEs	(977)	—	(977)
Other income (expense), net	(6)	50	(56)
Total other income (expense), net	863	468	395
Net income (loss)	$(17,472)	$11,279	$(28,751)
Unrealized gain on investments	217	144	73
Comprehensive income (loss)	$(17,255)	$11,423	$(28,678)

Collaboration Revenue. Collaboration revenues were $26.7 million for the three months ended September 30, 2023, related to the Merck Collaboration Agreement. The $26.7 million consisted of $23.8 million of recognition of revenue from the deferred up-front payment and $2.9 million in reimbursement revenues.

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023
External research and development expense:
AB-101	$5,399	$3,862
AB-201	31	80
Merck 1	—	1,142
Merck 2	—	42
Other programs	108	319
Internal research and development expense:
Personnel-related	5,063	4,573
Other	2,923	3,047
Total research and development expense	$13,524	$13,065

Research and development expenses were $13.5 million for the three months ended September 30, 2024, compared to $13.1 million for the three months ended September 30, 2023. The increase of $0.5 million was primarily due to a $0.4 million increase in internal research and development expense, and a $0.1 million increase in external research and development expense. The $0.4 million increase in internal research and development expense is primarily due to a $0.5 million increase in personnel-related expenses supporting our additional headcount as we expanded the number of research and development employees to support our programs, inclusive of an increase of $0.1 million of non-cash stock-based compensation expense, offset by a $0.1 million decrease in other operating costs. The $0.1 million increase in external research and development expense is primarily due to increases of $1.5 million of AB-101 costs related to product candidate development and clinical trials as we progressed towards the end of our clinical trial for the B-NHL program and commenced our clinical trial on the AlloNK for SLE/LN program, offset by decreases of $0.2 million in other program costs and $1.2 million in Merck Collaboration Agreement costs due to the termination of the agreement.

General and Administrative Expenses. General and administrative expenses were $4.8 million for the three months ended September 30, 2024, compared to $2.8 million for the three months ended September 30, 2023. The increase of $2.0 million for the three months ended September 30, 2024, was primarily comprised of a $1.2 million increase in personnel-related costs including a $0.8 increase in personnel operating costs and a $0.4 million increase in non-cash stock-based compensation, in addition to a $0.7 million increase in operational costs and a $0.1 million increase in legal costs.

Other Income (Expense), Net. Other income was $0.9 million for the three months ended September 30, 2024, compared to other income of $0.5 million for the three months ended September 30, 2023. The increase of $0.4 million was primarily due to a $1.4 million increase in dividend and interest income due to more favorable rates of return during 2024 and higher investment balances, partially offset by a $1.0 million change in fair value of SAFEs, which we entered into in late 2023.

Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0.2 million for the three months ended September 30, 2024, compared to an unrealized gain of $0.1 million for the three months ended September 30, 2023. The increase of $0.1 million was primarily due to the change in fair value of available-for-sale securities purchased subsequent to September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	CHANGE
Revenue:
Collaboration revenue	$—	$31,142	$(31,142)
License and development support revenue	251	—	251
Total revenue	251	31,142	(30,891)
Operating expenses:
Research and development	37,011	39,098	(2,087)
General and administrative	12,255	10,745	1,510
Total operating expenses	49,266	49,843	(577)
Loss from operations	(49,015)	(18,701)	(30,314)
Other income (expense), net:
Interest income	3,172	1,952	1,220
Change in fair value of SAFEs	(3,597)	—	(3,597)
Other income (expense), net	162	27	135
Total other income (expense), net	(263)	1,979	(2,242)
Net loss	$(49,278)	$(16,722)	$(32,556)
Unrealized gain on investments	30	271	(241)
Comprehensive loss	$(49,248)	$(16,451)	$(32,797)

Collaboration Revenue. Collaboration revenues were $31.1 million for the nine months ended September 30, 2023, related to the Merck Collaboration Agreement. The $31.1 million consisted of $25.2 million of recognition of revenue from the deferred up-front payment and $5.9 million in reimbursement revenues.

License and Development Support Revenue. License and development support revenues were $0.3 million for the nine months ended September 30, 2024, compared to zero for the nine months ended September 30, 2023. Revenues were related to development support activities under the AB-201 Agreement.

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
External research and development expense:
AB-101	$13,245	$10,603
AB-201	88	350
Merck 1	—	1,927
Merck 2	—	424
Other programs	156	1,259
Internal research and development expense:
Personnel-related	14,596	15,303
Other	8,926	9,232
Total research and development expense	$37,011	$39,098

Research and development expenses were $37.0 million for the nine months ended September 30, 2024, compared to $39.1 million for the nine months ended September 30, 2023. The decrease of $2.1 million was primarily due to a $1.1 million decrease in external research and development expense, and a $1.0 million decrease in internal research and development expense. The $1.1 million decrease in external research and development expense is primarily due to a decrease of $2.3 million in Merck costs due to the termination of the agreement, in addition to a $1.4 million decrease in other programs as we narrowed our research focus to our AB-101 programs, offset by a $2.6 million increase in AB-101 costs related to product candidate development and clinical trials as we progressed towards the end of our clinical trial for the B-NHL program and commenced our clinical trial on the AlloNK for SLE/LN program. The $1.0 million decrease in internal research and development expense is primarily due a $0.7 million decrease in personnel-related expenses, inclusive of a decrease of $0.4 million of non-cash stock-based compensation expense, as a result of the reduction in work force in March 2023, in addition to a $0.3 million decrease in other operating costs.

General and Administrative Expenses. General and administrative expenses were $12.3 million for the nine months ended September 30, 2024, compared to $10.7 million for the nine months ended September 30, 2023. The increase of $1.5 million for the nine months ended September 30, 2024, was primarily comprised of a $1.1 million increase in operational costs and a $0.2 million increase in legal costs, in addition to a $0.2 million increase in personnel-related costs including a $0.6 increase in personnel operating costs offset by a $0.4 million decrease in non-cash stock-based compensation.

Other Income (Expense), Net. Other expense was $0.3 million for the nine months ended September 30, 2024, compared to other income of $2.0 million for the nine months ended September 30, 2023. The decrease of $2.2 million was primarily due to the $3.6 million change in fair value of SAFEs, which we entered into in late 2023, offset by a $1.2 million increase in dividend and interest income due to more favorable rates of return during 2024 and by a $0.2 million increase in other income.

Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $30 thousand for the nine months ended September 30, 2024, compared to an unrealized gain of $0.3 million for the nine months ended September 30, 2023. The decrease of $0.3 million in the year ended December 31, 2023 was primarily due to the change in fair value of available-for-sale securities purchased subsequent to September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through September 30, 2024, we have raised aggregate gross proceeds of $401.4 million to fund our operations, comprised primarily from proceeds received from the IPO, including proceeds from the underwriters partial exercise of their purchase option, our issuance of convertible promissory notes, SAFEs and private placements of our convertible preferred stock. In February 2021, we received a $30.0 million up-front payment from Merck for our two target programs. In addition, as of September 30, 2024, we have received $9.9 million related to reimbursable research services from Merck. As of September 30, 2024, we had cash, cash equivalents and investments of $199.6 million, and an accumulated deficit of $230.6 million. Based on our current operating plans, we expect our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements at least through the end of 2026. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2024, and 2023

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2023, and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(40,382)	$(36,755)
Investing activities	(119,497)	(23,307)
Financing activities	162,256	23,429
Net increase (decrease) in cash	$2,377	$(36,633)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $40.4 million, consisting primarily of our net loss incurred during the period of $49.3 million, offset by $8.9 million of non-cash charges. Non-cash charges consisted of $4.8 million in stock-based compensation expense, $3.6 million in change in fair value of SAFEs, and $1.8 million in depreciation and amortization expense, offset by $1.3 million of accretion of discounts on investments. Changes in operating assets and liabilities included a $1.1 million decrease in receivables, a $0.6 million increase in accounts payable, a $0.3 million increase in accrued expenses, and a $0.1 million change in other net balance sheet assets and liabilities, partially offset by a $2.1 million increase in prepaid expense and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2023, was $36.8 million, consisting primarily of our net loss incurred during the period of $16.7 million and $27.2 million of a net decrease in operating assets and liabilities, partially offset by $7.2 million of net non-cash charges. Non-cash charges consisted primarily of $5.7 million in stock-based compensation expense and $1.7 million in depreciation and amortization expense, offset by $0.2 million of accretion of discounts on short-term investments. The net change in operating assets and liabilities primarily related to a $25.2 million decrease in deferred revenue, a $3.0 million increase in receivables, a $1.1 million decrease in accrued expenses, partially offset by a $1.5 million increase in accounts payable, a $0.3 million decrease in prepaid expenses and other current assets, and a $0.3 million change in other net balance sheet assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024, was $119.5 million related to $161.3 million of purchases of investments and $0.6 million of purchases of property and equipment, partially offset by $42.4 million in maturities of short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2023, was $23.3 million related to $34.7 million of purchases of short-term investments and $2.6 million of purchases of property and equipment, partially offset by $14.0 million in maturities of short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $162.3 million related to net cash proceeds received from the IPO.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $23.4 million related to SAFE proceeds received.

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

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate monthly payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.3 million which must remain in place until the termination of the lease and is considered a non-current asset as of September 30, 2024. These obligations are further described in Note 12 to our audited financial statements and Note 11 to our unaudited condensed financial statements appearing elsewhere in this this Quarterly Report.

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

As of September 30, 2024, we have future remaining operating lease payments of $17.9 million relating to leases we have recognized in the condensed balance sheets, of which $1.0 million is payable before December 31, 2024.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 8 to our financial statements included elsewhere in this Quarterly Report). As of September 30, 2024, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the year ended December 31, 2023 and for the nine months ended September 30, 2024, our net losses were $28.7 million and $49.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $230.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2024, our cash, cash equivalents and investments were $199.6 million. Based on our current cash, cash equivalents and investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

The biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition and a strong emphasis on intellectual property. We face substantial and increasing competition from large and specialty biopharmaceutical companies, as well as public and private medical research institutions and governmental agencies. A large number of cell therapy companies with capabilities and expertise in oncology are advancing development programs in autoimmune diseases. Our known biopharmaceutical competitors developing allogeneic CAR-NK cell or CAR-T cell therapies currently include, among others, Adicet Bio, Inc., Autolus Therapeutics plc, Cabaletta Bio, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., Century Therapeutics, Inc., Fate Therapeutics, Inc., Galapagos NV, Gracell Biopharmaceuticals, Inc. (acquired by AstraZeneca), ImmPACT Bio USA, Inc. (acquired by Lyell Immunopharma), Juno Therapeutics, Inc. (acquired by BMS), Kite Pharma (acquired by Gilead), Kyverna Therapeutics, Inc., Nkarta, Inc., Novartis AG, Sana Biotechnology, Inc., Shoreline Biosciences Inc., Takeda Pharmaceuticals Company Limited and Wugen, Inc.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions to Medicare payments to providers, which went into effect beginning on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning on January 1, 2024. In addition, Congress is considering health reform measures as part of other health reform initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden Administration released an executive order, “Promoting Competition in the American Economy,” which contained provisions relating to prescription drugs. On September 9, 2021, in response to this executive order, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the Inflation Reduction Act of 2022 (IRA), among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act.

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

We cannot predict the initiatives that may be adopted in the future, particularly in light of the upcoming U.S. Presidential and Congressional elections. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

As of September 30, 2024, we had 82 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards, research and development (R&D) credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. We have not completed a Section 382 ownership change analysis. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. Changes to U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes could further affect our ability to use our tax attributes in the future. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, particularly after we no longer qualify as an emerging growth company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, supply chain constraints, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of public health crises, military conflict, including the conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, terrorism or other geopolitical events. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Sanctions imposed by the United States and other countries in response to military conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Stock Option Awards

During the nine months ended September 30, 2024, we granted options to purchase an aggregate of 996,389 shares of our common stock at a weighted-average exercise price of $11.21 per share. The stock options were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

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

We received gross proceeds from our IPO of approximately $179.0 million, which resulted in net proceeds of approximately $162.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424(b) on July 22, 2024.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Fred Aslan, M.D. (President, Chief Executive Officer and Director)	Adoption	July 23, 2024	X		471,558	December 31, 2026
Neha Krishnamohan (Chief Financial Officer and Executive Vice President of Corporate Development)	Adoption	July 23, 2024	X		12,768	June 2, 2027
Christopher Horan (Chief Technical Operations Officer)	Adoption	July 23, 2024	X		44,200	April 15, 2026
Thorsten Graef, M.D., Ph.D. (Chief Medical Officer)	Adoption	July 23, 2024	X		67,021	April 15, 2026
Jennifer Bush (Chief Operating Officer, Chief Legal Officer, Corporate Secretary and Compliance Officer)	Adoption	July 23, 2024	X		28,000	May 31, 2026
Heather Raymon, Ph.D. (Senior Vice President of Research and Early Development)	Adoption	July 23, 2024	X		25,434	April 15, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Our directors and officers entered into lock-up agreements in connection with the IPO and they are not permitted to transfer, sell or otherwise dispose of securities under such plans during the lock-up period or pursuant to any exceptions set form in the lock-up agreements.

Item 6. Exhibits.

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

10.1+	Form of Indemnity Agreement, by and between the Registrant and its directors and officers.	S-1	6/28/2024	10.1

10.2+	The Registrant’s 2024 Equity Incentive Plan	S-8	7/22/2024	99.3

10.3+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Registrant’s 2024 Equity Incentive Plan.	S-1/A	7/15/2024	10.5

10.4+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.	S-1/A	7/15/2024	10.6

10.5+	The Registrant’s 2024 Employee Stock Purchase Plan.	S-8	7/22/2024	99.6

10.6+	The Registrant’s Non-Employee Director Compensation Policy.	S-1/A	7/15/2024	10.8

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)