Form 10-Q
period 2025-03-31
Artiva Biotherapeutics, Inc.
filed 2025-05-08
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 24,363,119 shares of common stock outstanding.

Artiva Biotherapeutics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding future events, our business strategy, and the plans and objectives of management for future operations, are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions.

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
•
our expectations regarding the impact of global health pandemics, geopolitical conflicts and economic uncertainty, including tariffs and other trade measures, rising interest rates and inflation on our business and operations, including clinical trials, collaborators, contract research organizations (CROs) and employees;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in greater detail under the heading “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the U.S. Securities and Exchange Commission (SEC). These disclosures will be included on our website under the “Investors” section.

SUMMARY OF RISK FACTORS

Below is a summary of the principal risks and uncertainties that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks that we face, follows this summary, and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our securities. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties.

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
•
Our approach to the development of natural killer (NK) cell-based product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.
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
•
Current clinical data regarding the efficacy of NK cell therapies against autoimmune diseases are limited, raising uncertainties about the therapeutic benefits of treatments like AlloNK for conditions such as systemic lupus erythematosus (SLE), lupus nephritis (LN), rheumatoid arthritis (RA), pemphigus vulgaris (PV), granulomatosis with polyangiitis (GPA) / microscopic polyangiitis (MPA) and other autoimmune diseases. Moreover, these therapies may not prove to be competitive compared to existing treatments for autoimmune diseases.

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
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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

Part I - Financial Information

Item 1. Financial Statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$30,401	$40,235
Short-term investments	135,562	145,193
Other receivables (including related party amounts of $11 and $0, respectively)	234	146
Prepaid expenses and other current assets	3,807	3,057
Total current assets	170,004	188,631
Restricted cash	461	258
Property and equipment, net	7,057	6,370
Operating lease right-of-use assets	13,482	13,794
Financing lease right-of-use asset	246	261
Other long-term assets	13	267
Total assets	$191,263	$209,581
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including related party amounts of $6 and $276, respectively)	$2,036	$1,121
Accrued expenses (including related party amounts of $82 and $713, respectively)	6,375	7,392
Current portion of operating lease liabilities	3,594	3,618
Current portion of financing lease liability	126	122
Other current liabilities	73	—
Total current liabilities	12,204	12,253
Operating lease liabilities, net of current portion	10,265	10,570
Financing lease liability, net of current portion	11	44
Other non-current liabilities	—	73
Total liabilities	22,480	22,940
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025, and December 31, 2024; zero shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized at March 31, 2025, and December 31, 2024; 24,363,119 and 24,291,607 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	3	3
Additional paid-in capital	435,775	433,451
Accumulated other comprehensive loss	—	(129)
Accumulated deficit	(266,995)	(246,684)
Total stockholders’ equity	168,783	186,641
Total liabilities and stockholders’ equity	$191,263	$209,581

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
License and development support revenue (including related party amounts of $0 and $251, respectively)	$—	$251
Operating expenses:
Research and development (including related party amounts of $23 and $288, respectively)	17,052	11,156
General and administrative	5,119	3,587
Total operating expenses	22,171	14,743
Loss from operations	(22,171)	(14,492)
Other income, net:
Interest income	1,864	650
Change in fair value of SAFEs (including related party amounts of $0 and $(217), respectively)	—	(268)
Other income (expense)	(4)	147
Total other income, net	1,860	529
Net loss	$(20,311)	$(13,963)
Net loss per share, basic and diluted:	$(0.83)	$(17.24)
Weighted-average common shares outstanding, basic and diluted	24,341,978	809,758
Comprehensive loss:
Net loss	$(20,311)	$(13,963)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	129	(101)
Comprehensive loss	$(20,182)	$(14,064)

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2023	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$18,988	$308	$(181,311)	$(162,015)
Stock-based compensation expense	—	—	—	—	—	—	1,406	—	—	1,406
Unrealized loss on investments	—	—	—	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	—	—	—	—	(13,963)	(13,963)
Balance at March 31, 2024	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$20,394	$207	$(195,274)	$(174,673)

Balance at December 31, 2024	—	$—	—	$—	24,291,607	$3	$433,451	$(129)	$(246,684)	$186,641
Exercise of stock options	—	—	—	—	26,834	—	138	—	—	138
ESPP shares issued	—	—	—	—	22,164	—	134	—	—	134
Issuance of common stock in connection with restricted stock units	—	—	—	—	22,514	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,052	—	—	2,052
Unrealized gain on investments, net	—	—	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	—	—	(20,311)	(20,311)
Balance at March 31, 2025	—	$—	—	$—	24,363,119	$3	$435,775	$—	$(266,995)	$168,783

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Operating activities:
Net loss	$(20,311)	$(13,963)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	628	587
Stock-based compensation	2,052	1,406
Change in fair value of SAFEs (including related party amounts of $0 and $217, respectively)	—	268
Accretion of discounts and amortization of premiums on investments, net	(723)	(368)
Changes in operating assets and liabilities:
Accounts receivable (including related party amounts of $0 and $(251), respectively)	—	215
Other receivables (including related party amounts of $(11) and $(79), respectively)	(88)	(180)
Prepaid expenses and other current assets	(750)	(936)
Other long-term assets	254	31
Accounts payable (including related party amounts of $(270) and $772, respectively)	41	851
Accrued expenses (including related party amounts of $(632) and $(1,896), respectively)	(931)	(3,042)
Operating lease right-of-use asset and lease liabilities, net	(13)	45
Net cash used in operating activities	(19,841)	(15,086)
Investing activities:
Purchases of property and equipment	(511)	(18)
Purchases of investments	(18,518)	(6,200)
Maturities of investments	29,000	16,000
Net cash provided by investing activities	9,971	9,782
Financing activities:
Proceeds from exercise of stock options	138	—
Proceeds from purchase of ESPP shares	134	—
Payments on finance leases	(33)	—
Net cash provided by financing activities	239	—
Net decrease in cash, cash equivalents and restricted cash	(9,631)	(5,304)
Cash, cash equivalents and restricted cash at beginning of period	40,493	53,762
Cash, cash equivalents and restricted cash at end of period	$30,862	$48,458
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$30,401	$48,200
Restricted cash	461	258
Total cash, cash equivalents and restricted cash	$30,862	$48,458
Supplemental disclosures of noncash activities:
Right-of-use asset obtained in exchange for new operating lease liability	$442	$—
Property and equipment purchases in accounts payable and accrued expenses	$882	$13
Deferred offering costs in accounts payable and accrued expenses	$—	$286

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Liquidity and Basis of Presentation

Organization

Artiva Biotherapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on February 14, 2019. The Company is a biopharmaceutical company focused on developing off-the shelf, allogeneic, NK cell-based therapies that are effective, safe and accessible for patients with devastating autoimmune diseases and cancers.

From its inception to March 31, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $267.0 million as of March 31, 2025. During the three months ended March 31, 2025, the Company used $19.8 million of cash for operating activities. As of March 31, 2025, the Company has $166.0 million in cash, cash equivalents and investments. From inception through March 31, 2025, the Company has raised aggregate gross proceeds of $401.7 million to fund operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their purchase option, issuances of convertible promissory notes, simple agreements for future equity (“SAFEs”) and private placements of convertible preferred stock. Since inception through March 31, 2025, the Company has also received $39.9 million in upfront and reimbursable research service payments from Merck Sharp & Dohme Corp. (“Merck”). The Company believes its existing cash, cash equivalents and investments will be sufficient to fund planned operations for at least one year from the issuance of these financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission

(“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of March 31, 2025, has been derived from the financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these condensed financial statements and the notes accompanying herein should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2025. Since the date of those financial statements, there have been no changes to its significant accounting policies, except where noted below.

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

Segment Reporting

The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The Company has determined that it operates in one operating segment as it only reports operating results on an aggregate basis to the CODM. See Note 11 – “Segment Information” for further information.

Investments

The Company holds investments in commercial paper, government and government agency bonds, and corporate bonds. The Company has classified its investment securities as current assets in the condensed balance sheets because these are considered highly liquid securities and are available for use in current operations. All investments are accounted for as available-for-sale because these investment securities are considered available for use in operations. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net in the condensed statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income, net in the condensed statements of operations and comprehensive loss.

As of March 31, 2025, and December 31, 2024, accrued interest receivables on investments were $0.8 million and $0.9 million, respectively, and are included in prepaid expenses and other current assets in the condensed balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2025 and 2024.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of March 31, 2025, and December 31, 2024, was $0.5 million and $0.3 million, respectively, consisting of collateral for letters of credit related to the Company’s lease agreements and funds to support the Company's cash secured credit card program, and is included in non-current assets in the condensed balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive for the three months ended March 31, 2025 and 2024:

	AS OF MARCH 31, 2025	AS OF MARCH 31, 2024
Convertible preferred stock	—	6,160,385
Unvested restricted stock units	1,468,948	22,514
Options to purchase common stock	2,264,064	1,497,426
SAFEs (1)	—	—
Total	3,733,012	7,680,325

(1) The contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2024, as the number of dilutive shares was based on a conversion ratio associated with the pricing of a future financing or liquidation event. Therefore, the contingently convertible SAFEs’ conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency was resolved. In connection with the closing of the IPO, the Company’s outstanding convertible SAFE shares automatically converted into 2,391,418 shares of common stock.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The update requires entities to disclose their significant segment expense categories and amounts for each reportable segment. Significance is assessed using both quantitative and qualitative factors depending on the facts and circumstances. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this standard for the fiscal year 2024 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements. See Note 11 – Segment Information for further information.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The update requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, and can be applied on a prospective basis. The Company is currently evaluating the impact that this standard will have on the related disclosures in its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. We are currently evaluating the impact of adoption of this standard on our financial statements and disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF MARCH 31, 2025
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$23,137	$23,137	$—	$—
Government bonds	Cash and cash equivalents	1,600	—	1,600	—
Commercial paper	Short-term investments	47,037	—	47,037	—
Government and government agency bonds	Short-term investments	62,161	—	62,161	—
Corporate bonds	Short-term investments	26,364	—	26,364	—
Total assets		$160,299	$23,137	$137,162	$—

		AS OF DECEMBER 31, 2024
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$31,553	$31,553	$—	$—
Government bonds	Cash and cash equivalents	6,574	—	6,574	—
Commercial paper	Short-term investments	64,855	—	64,855	—
Government and government agency bonds	Short-term investments	59,458	—	59,458	—
Corporate bonds	Short-term investments	20,880	—	20,880	—
Total assets		$183,320	$31,553	$151,767	$—

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

In connection with the closing of the IPO on July 22, 2024, the Company’s outstanding convertible SAFE shares automatically converted into 2,391,418 shares of common stock.

4. Cash, Cash Equivalents and Short-Term Investments

It is the Company’s policy to mitigate credit risk in its financial assets by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

The following table summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	AS OF MARCH 31, 2025
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$28,801	$—	$—	$28,801
Government bonds	Cash and cash equivalents	Less than three months	1,600	—	—	1,600
Commercial paper	Short-term investments	1 year or less	47,044	6	(13)	47,037
Government and government agency bonds	Short-term investments	1 year or less	33,707	16	(5)	33,718
Corporate bonds	Short-term investments	1 year or less	17,544	2	(4)	17,542
Government and government agency bonds	Short-term investments	Greater than 1 year	28,442	26	(25)	28,443
Corporate bonds	Short-term investments	Greater than 1 year	8,825	12	(15)	8,822
Total cash, cash equivalents and short-term investments			$165,963	$62	$(62)	$165,963

	AS OF DECEMBER 31, 2024
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$33,661	$—	$—	$33,661
Government bonds	Cash and cash equivalents	Less than three months	6,572	2	—	6,574
Commercial paper	Short-term investments	1 year or less	64,840	30	(15)	64,855
Government and government agency bonds	Short-term investments	1 year or less	17,422	7	(1)	17,428
Corporate bonds	Short-term investments	1 year or less	15,539	—	(9)	15,530
Government and government agency bonds	Short-term investments	Greater than 1 year	42,157	1	(128)	42,030
Corporate bonds	Short-term investments	Greater than 1 year	5,366	9	(25)	5,350
Total cash, cash equivalents and short-term investments			$185,557	$49	$(178)	$185,428

At March 31, 2025, the Company had 11 securities with contractual maturities of one year or less and 9 securities with contractual maturities greater than one year in an unrealized loss position, all of which have been in an unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of March 31, 2025, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Lab equipment	$11,623	$10,395
Furniture and fixtures	871	871
Computers and software	626	617
Leasehold improvements	471	410
	13,591	12,293
Less accumulated depreciation	(6,534)	(5,923)
Total property and equipment, net	$7,057	$6,370

The Company recognized $0.6 million in depreciation expense for each of the three months ended March 31, 2025 and 2024.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Accrued research and development expenses	$1,004	$1,472
Accrued payroll and other employee benefits	2,530	4,831
Accrued purchases	2,006	315
Other accrued expenses	835	774
Total accrued expenses	$6,375	$7,392

7. Collaboration and License Agreements

The Company has entered into several agreements with GC Cell and related entities concerning its NK cell therapy platform and manufacturing of its core products, as described below.

Option and License Agreement with GC Cell

In September 2019, the Company entered into an option and license agreement with GC Cell, formerly Green Cross Cell Corporation, as amended in June 2020 and February 2022 (the “Core Agreement”). Under the Core Agreement, GC Cell granted the Company an exclusive, royalty-bearing license, with the right to sublicense through multiple tiers, under certain intellectual property and technology owned or controlled by GC Cell relating to non-genetically modified and genetically modified NK cells, and culturing, engineering, manufacturing thereof, to research, develop, manufacture, and commercialize NK cell pharmaceutical products anywhere in the world except for Asia, Australia, and New Zealand (the “Artiva Territory”). GC Cell retained rights under the license to allow it and its affiliates to perform obligations under the Core Agreement and other agreements between the Company and them.

Under the Core Agreement, GC Cell agreed to conduct a discovery, research, preclinical development, and manufacturing program under a plan approved by a Joint Steering Committee (the “JSC”), to generate and identify product candidates for nomination as option candidates. GC Cell will bear all costs for its work under the R&D Plan (as defined in the Core Agreement), except that the Company will bear all costs for completing IND-enabling activities performed by GC Cell on behalf of the Company, other than certain efficacy studies.

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of March 31, 2025, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses certain core GC Cell intellectual property (Core IP). The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of March 31, 2025, the Company has not recognized any net sales royalties under the Core Agreement.

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

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of March 31, 2025, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

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

The Company recognized zero and $0.3 million of license and development support-related revenue during the three months ended March 31, 2025 and 2024, respectively, in the condensed statements of operations and comprehensive loss, related to development support activities under the Amended AB-201 Agreement. As of March 31, 2025, and December 31, 2024, total accounts receivable related to the Amended AB-201 Agreement was zero.

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of March 31, 2025, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 License Agreement, the Company recognized zero and $0.1 million of expense reimbursements for development costs invoiced to GC Cell for the three months ended March 31, 2025 and 2024, respectively. The Company did not receive any payments from GC Cell during the three months ended March 31, 2025 and 2024. As of March 31, 2025, and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets.

Research Services Agreement with GC Cell

As contemplated by the Core Agreement, in August 2020 the Company entered into the GC Cell Research Services Agreement, as amended in February 2022, under which GC Cell agreed to provide research services in support of the research and development of one or more of the products the Company has licensed from GC Cell.

The agreement provides that the parties will agree to specific projects as work orders under the GC Cell Research Services Agreement. Each work order shall set forth, upon terms mutually agreeable to GC Cell and the Company, the specific services to be performed by GC Cell, the timeline and schedule for the performance of the services, and the compensation to be paid by the Company to GC Cell for the provision of such services, as well as any other relevant terms and conditions (see Note 9).

Master Manufacturing Agreement with GC Cell

In March 2020, the Company entered into a Master Agreement for Manufacturing Services (the “Manufacturing Agreement”) with GC Cell, under which GC Cell agreed to manufacture specified products under individual work orders for use in the Company’s Phase 1 and Phase 2 clinical trials. Each work order will contain an estimated budget of service fees and out-of-pocket costs to be incurred in the performance of services under the agreement and the work order, as well as additional terms and conditions relating to the estimated budget. The Company will own all results and data generated by GC Cell under the Manufacturing Agreement (see Note 9).

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

During the three months ended March 31, 2025 and 2024, the Company incurred $20 thousand and zero in expenses in connection with the Affimed Collaboration Agreement, respectively.

8. Convertible Preferred Stock and Stockholders’ Equity

Stockholders’ Equity

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

As of December 31, 2023, the Company’s Series A and Series B convertible preferred stock was classified as temporary equity in the condensed balance sheets given that the holders of the convertible preferred stock could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock. The carrying value of the convertible preferred stock was not adjusted to the redemption value until the contingent redemption events are considered to be probable of occurring.

Immediately upon completion of the IPO, 6,160,385 outstanding shares of convertible preferred stock converted into 6,160,385 shares of common stock. There were no Series A or Series B convertible preferred shares outstanding as March 31, 2025, and December 31, 2024.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Common stock options granted and outstanding	2,264,064	2,216,215
Restricted stock units granted and outstanding	1,468,948	529,359
Shares available for issuance under the 2024 and 2020 equity incentive plans, respectively	1,998,662	1,820,868
Shares available for issuance under the ESPP Plan	432,752	212,000
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	6,248,982	4,862,998

Stock Options

In June 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards. The 2020 Plan was amended in December 2020, January 2021, July 2021, August 2022, and in April 2024. In April 2024, the 2020 Plan was amended to increase the total number of shares reserved under the 2020 Plan to 2,083,797.

In July 2024, in connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), a successor to and continuation of the 2020 Plan. Upon the effectiveness of the 2024 Plan, 4,572,025 shares of common stock were authorized for issuance which consists of (1) 2,630,000 new shares of common stock, (2) 115,436 shares available for issuance under the 2020 Plan, and (3) up to 1,826,589 shares of common stock subject to outstanding stock awards granted under the 2020 Plan that, on or after the 2024 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Furthermore, as of the effectiveness of the 2024 Plan, no further grants can be made under the 2020 Plan, and the 2020 Plan will automatically terminate on June 23, 2030. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5.0% of the outstanding number of shares of common stock on the immediately preceding December 31st. On January 1, 2025, 1,214,580 shares were added to the 2024 Plan reserve.

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

As a result of the Option Repricing, 1,168,651 shares of vested and unvested stock options outstanding as of April 6, 2023, with original exercise prices ranging from $5.14 to $51.72 per share, were repriced to an exercise price of $5.00 per share. The Option

Repricing impacted 70 grantees and the total incremental fair value recognized as a result of the repricing was $1.5 million. The Company recorded $0.1 million of stock-based compensation expense in relation to the Option Repricing during each of the three months ended March 31, 2025 and 2024.

A summary of the Company’s stock option activity under the 2020 Plan and 2024 Plan is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2024	2,216,215	$7.72	8.7	$7,118
Granted	153,800	5.16	—	—
Exercised	(26,834)	5.15	—	—
Cancelled	(79,117)	5.29	—	—
Outstanding at March 31, 2025	2,264,064	$7.66	8.6	$—
Exercisable as of March 31, 2025	1,113,586	$5.10	8.0	$—

For each of the three months ended March 31, 2025 and 2024, the Company recorded $1.4 million in stock-based compensation related to employee and non-employee options. The weighted-average grant date fair value of options granted for the three months ended March 31, 2025 and 2024, was $3.89 and $4.29 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was zero. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of March 31, 2025, the unrecognized compensation cost related to outstanding employee and non-employee options was $9.4 million and is expected to be recognized as expense over a weighted-average period of 2.7 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants issued for the three months ended March 31, 2025 and 2024, were as follows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Stock price	$3.86 - $10.67	$5.18
Risk-free rate of interest	4.1% - 4.5%	4.1% - 4.2%
Expected term (years)	5.4 - 6.1	5.1 - 6.1
Expected stock price volatility	88.2% - 89.6%	106.2% - 110.5%
Expected dividend yield	—	—

Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for two-year offering periods consisting of four 6-month purchase periods, and at the end of each purchase period employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the purchase period. A new offering is initiated each January 16 and July 16. In the event the fair market value of the Company’s common stock on the first day of any new offering is less than or equal to the fair market value of an ongoing offering, the ongoing offering shall terminate immediately following the purchase of shares of common stock on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering will be automatically enrolled in the new offering.

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and

424,000 shares of common stock. On January 1, 2025, 242,916 shares were added to the ESPP reserve. 22,164 shares were issued under the ESPP during the three months ended March 31, 2025.

The ESPP is considered a compensatory plan, and for the three months ended March 31, 2025, the Company recorded related stock-based compensation of $0.2 million. The assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

THREE MONTHS ENDED MARCH 31,
2025
Stock price	$6.78 - $11.91
Risk-free rate of interest	4.2% - 5.2%
Expected term (years)	0.5 - 2.0
Expected stock price volatility	84.4% - 91.8%
Expected dividend yield	—

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

During the three months ended March 31, 2025 and 2024, 966,853 and zero RSUs were granted by the Company, respectively. As of March 31, 2025, 1,468,948 total RSUs were outstanding.

A summary of the Company’s RSU activity under the 2020 Plan and 2024 Plan is as follows:

	NUMBER OF STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE

Unvested balance at January 1, 2025	506,845	$11.28
Granted	966,853	4.19
Vested	—	—
Forfeited	(4,750)	10.71
Unvested balance at March 31, 2025	1,468,948	$6.61

For the three months ended March 31, 2025 and 2024, the Company recorded $0.5 million and zero, respectively, in stock-based compensation related to RSUs. As of March 31, 2025, the unrecognized compensation cost related to outstanding RSUs was $8.7 million and is expected to be recognized as expense over a weighted-average period of 3.6 years. The total fair value of RSUs vested during the three months ended March 31, 2025 was zero.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by condensed financial statement line item in the Company’s statements of operations and comprehensive loss (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Research and development	$957	$767
General and administrative	1,095	639
Total	$2,052	$1,406

9. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

The Company entered into license agreements in November 2019, October 2020, March 2021, and December 2022 (collectively, the “License Agreements”) with GC Cell (see Note 7). In August 2020, the Company entered into a Research and Service Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the Selected Products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the three months ended March 31, 2025 and 2024. As of March 31, 2025, and December 31, 2024, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Service Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 7). The Company recognized zero and $0.3 million of license and development support-related revenue on its condensed statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively, related to GC Cell’s achievement of a defined development milestone and development support activities under the Amended AB-201 Agreement. As of March 31, 2025, and December 31, 2024, total accounts receivable related to the Amended AB-201 Agreement was zero.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for direct costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the direct costs incurred and paid by GC Cell (see Note 7). Total reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement were zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company did not receive any payments from GC Cell. As of March 31, 2025, and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. The Company incurred zero and $0.3 million of research and development expenses in connection with the agreement for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, and December 31, 2024, the Company had $0.1 million and $1.0 million, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the condensed balance sheets.

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the “RA Capital Funds”) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the “Blackbird Services Agreement”) with Blackbird Clinical, Inc. (“Blackbird”), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provides consulting services in connection with the Company's clinical trials, including study strategy, clinical operations and patient operations. The Company did not incur any research and development expenses in connection with the consulting services from Blackbird for the three months ended March 31,

2025 and 2024. As of March 31, 2025, and December 31, 2024, the Company had zero and $9 thousand of accounts payable and accrued expenses, respectively, in connection with the Blackbird Services Agreement recorded in the condensed balance sheets.

In November 2024, the Company entered into a services agreement (the “Carnot Services Agreement”) with Carnot Pharma, LLC (“Carnot”), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Carnot Services Agreement, Carnot provides consulting services in connection with the Company's clinical trials, including clinical operations and patient advocacy in support of the Company’s AlloNK autoimmune programs. The Company incurred $19 thousand and zero in research and development expenses in connection with the consulting services from Carnot for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, and December 31, 2024, the Company had zero and $15 thousand in accounts payable and accrued expenses, respectively, in connection with the Carnot Services Agreement recorded in the condensed balance sheets.

10. Commitments and Contingencies

Operating Leases

The following table presents operating rent expense and related short-term lease costs (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Rent expense	$975	$1,020
Variable lease expense	483	507
Amount of rent expense related to short-term leases	116	71

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

PERIOD ENDED MARCH 31,
2025 (remaining)	3,127
2026	3,643
2027	3,639
2028	3,749
2029	2,376
Total minimum lease payments	16,534
Less: amount representing interest	(2,675)
Present value of operating lease liabilities	13,859
Less: operating lease liabilities, current	(3,594)
Operating lease liabilities, net of current portion	$10,265

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on average discount rate, which were as follows:

	AS OF
	MARCH 31, 2025	DECEMBER 31, 2024
Weighted-average remaining lease term	4.1 years	4.4 years
Weighted-average discount rate	7.7%	7.7%

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

As of March 31, 2025, the expected undiscounted cash flows to be received from the sublease is $0.8 million through the end of the lease term December 31, 2025. The Company recognized sublease income of $0.2 million for each of the three month periods ended March 31, 2025 and 2024.

11. Segment Information

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

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Revenue	$—	$251
Less:
AB-101	7,545	3,289
Other programs(a)	14	47
Personnel-related	9,573	6,815
Other(b)	5,039	4,592
Other income, net	1,860	529
Net loss	$(20,311)	$(13,963)

(a)
Other programs primarily include costs associated with AB-201.
(b)
Other primarily includes consultant, depreciation, rent, common area maintenance, lab supplies, legal, and insurance expenses.

12. Subsequent Events

For the purposes of the condensed financial statements as of March 31, 2025, and the three months then ended, the Company has evaluated the subsequent events through May 8, 2025, the date the condensed financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (the Quarterly Report) should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 24, 2025 (Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A.

Overview

We are a clinical-stage biotechnology company focused on developing natural killer (NK) cell-based therapies for patients suffering from devastating autoimmune diseases and cancers. Our product candidates are derived from donor cells (allogeneic) rather than a patient’s own cells (autologous) and are pre-manufactured, stored frozen and ready to ship to a patient’s treatment location, making them what we believe to be “off-the-shelf.” Our lead product candidate, AlloNK, is a non-genetically modified, cryopreserved NK cell therapy being evaluated in combination with B-cell targeted monoclonal antibodies (mAbs) in an ongoing (i) Phase 1/1b trial in systemic lupus erythematosus (SLE) with or without lupus nephritis (LN), (ii) Phase 2a basket trial in multiple autoimmune indications, and (iii) basket investigator-initiated trial (IIT) in multiple autoimmune indications.

In May 2025, we announced our initiation in late 2024 of patient treatment with AlloNK in combination with mAbs in the Phase 1/1b trial in SLE / LN, and prioritization of patient enrollment for AlloNK in combination with obinutuzumab. In addition, we announced that, following Investigational New Drug application clearance by the U.S. Food and Drug Administration, we are initiating a global Phase 2a company-sponsored basket clinical trial for AlloNK in combination with rituximab for refractory rheumatoid arthritis (RA), Sjögren’s disease, idiopathic inflammatory myopathies and systemic sclerosis, with site initiation underway, which we believe is the first company-sponsored trial exploring an allogeneic cell therapy in refractory RA and Sjögren’s disease in the U.S. The protocol for the Phase 2a basket trial allows for continuous enrollment with no stagger within dose levels and no hospitalization or inpatient requirement for patients dosed with AlloNK, and we are currently exploring 1 billion cells per AlloNK dose in company-sponsored trials with plan to escalate to 4 billion cells per AlloNK dose, across both company-sponsored trials. Seminal peer-reviewed clinical studies using autologous CD19 chimeric antigen receptor (CAR) T-cell therapy (auto-CAR-T) for the treatment of autoimmune diseases have demonstrated that deep B-cell depletion in the periphery and in the lymphoid tissue can lead to drug free disease remission. We have already demonstrated that AlloNK in combination with rituximab was able to drive deep B-cell depletion in the periphery and observed complete responses (CRs) in heavily pre-treated patients naïve to auto-CAR-T in our ongoing Phase 1/2 clinical trial in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (B-NHL). We believe the preliminary results from our Phase 1/2 clinical trial evaluating AlloNK in combination with rituximab in patients with B-NHL provide for a readthrough to autoimmune disease because efficacy in both diseases appears to be accomplished with a shared mechanism of action involving B-cell depletion in the periphery and in the lymphoid tissues, followed by an immunological reset and B-cell reconstitution. We expect to report initial safety and translational data for AlloNK in combination with a mAb across multiple autoimmune indications from ongoing clinical trials, and disclosure of our lead autoimmune indication for further development, by the end of 2025, and to report initial clinical response data in the lead autoimmune indication from ongoing clinical trials with longer follow-up to inform registrational strategy in the first half of 2026.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through March 31, 2025, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes, $70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our IPO, in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million.

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

We have incurred a net loss of $20.3 million and $14.0 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $267.0 million, cash, cash equivalents and investments of $166.0 million. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include our existing and any future strategic collaborations and other strategic arrangements with third parties. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Components of Results of Operations

License and Development Support Revenue

License and development support-related revenues related to GC Cell’s development support activities under the AB-201 Agreement were zero and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.

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

Interest Income

Interest income consists of interest on our money market funds and investments.

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

Other Income, Net

Other income, net consists primarily of realized gains and losses on investments.

Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (NOL) carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at March 31, 2025 and December 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024	CHANGE
License and development support revenue	$—	$251	(251)
Operating expenses:
Research and development	17,052	11,156	5,896
General and administrative	5,119	3,587	1,532
Total operating expenses	22,171	14,743	7,428
Loss from operations	(22,171)	(14,492)	(7,679)
Other income, net:
Interest income	1,864	650	1,214
Change in fair value of SAFEs	—	(268)	268
Other income (expense), net	(4)	147	(151)
Total other income , net	1,860	529	1,331
Net loss	$(20,311)	$(13,963)	$(6,348)
Unrealized gain (loss) on investments	129	(101)	230
Comprehensive loss	$(20,182)	$(14,064)	$(6,118)

License and Development Support Revenue. License and development support revenues were zero for the three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024. Revenues were related to development support activities under the AB-201 Agreement with GC Cell.

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
External research and development expense:
AB-101	$7,545	$3,289
Other programs	14	47
Internal research and development expense:
Personnel-related	6,243	4,740
Other	3,250	3,080
Total research and development expense	$17,052	$11,156

Research and development expenses were $17.1 million for the three months ended March 31, 2025, compared to $11.2 million for the three months ended March 31, 2024. The increase of $5.9 million was primarily due to a $4.2 million increase in external research and development expense, and a $1.7 million increase in internal research and development expense. The $4.2 million increase in external research and development expense is primarily due to a $4.2 million increase in AB-101 costs related to product candidate development and clinical trials as we progressed towards the end of our Phase 1/2 clinical trial for the B-NHL program and commencement of our clinical trial on the AlloNK for SLE/LN program. The $1.7 million increase in internal research and development expense is primarily due to a $1.5 million increase in personnel-related expenses due to increased headcount, inclusive of an increase of $0.2 million of non-cash stock-based compensation expense, in addition to a $0.2 million increase in other operating costs.

General and Administrative Expenses. General and administrative expenses were $5.1 million for the three months ended March 31, 2025, compared to $3.6 million for the three months ended March 31, 2024. The increase of $1.5 million was primarily comprised of a $1.2 million increase in personnel-related costs, including a $0.7 million increase in administrative personnel expenses and a $0.5 increase in non-cash stock-based compensation, in addition to a $0.3 million increase in other operational and legal costs.

Other Income, Net. Other income was $1.9 million for the three months ended March 31, 2025, compared to other income of $0.5 million for the three months ended March 31, 2024. The increase of $1.3 million was primarily due to a $1.2 million increase in dividend and interest income due to higher investment balances in 2025. Additionally there was a $0.3 million change in fair value of SAFEs in 2024 that did not occur in 2025, contributing to a $0.3 million increase. These increases were partially offset by a $0.2 million decrease in other income.

Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0.1 million for the three months ended March 31, 2025, compared to an unrealized loss of $0.1 million for the three months ended March 31, 2024. The increase between periods of $0.2 million was primarily due to the change in fair value of investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through March 31, 2025, we have raised aggregate gross proceeds of $401.7 million to fund our operations, comprised primarily from proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their overallotment option, our issuance of convertible promissory notes, SAFEs and private placements of our convertible preferred stock. In February 2021, we received a $30.0 million up-front payment from Merck for our two target programs. In addition, as of March 31, 2025, we have received $9.9 million related to reimbursable research services from Merck. As of March 31, 2025, we had cash, cash equivalents and investments of $166.0 million, and an accumulated deficit of $267.0 million. Based on our current operating plans, we expect our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

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

•
the potential expansion of our current development programs to seek new indications or other monoclonal antibodies;
•
the costs, timing and outcome of regulatory review of current or future product candidates;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory and commercial personnel;
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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
the impact of geopolitical and macroeconomic events, including tariffs, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on United States and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2025, and 2024

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2025, and 2024 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(19,841)	$(15,086)
Investing activities	9,971	9,782
Financing activities	239	—
Net decrease in cash	$(9,631)	$(5,304)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was $19.8 million, consisting primarily of our net loss incurred during the period of $20.3 million, partially offset by $2.0 million of non-cash charges. Non-cash charges consisted of $2.1 million in stock-based compensation expense, $0.7 million of accretion of discounts on investments, and $0.6 million in depreciation and amortization expense. Changes in operating assets and liabilities included a $0.9 million decrease in accrued expenses, a $0.8 million increase in prepaid expense and other current assets, and a $0.2 million change in other net balance sheet assets and liabilities

Net cash used in operating activities for the three months ended March 31, 2024, was $15.1 million, consisting primarily of our net loss incurred during the period of $14.0 million and $3.0 million of a net decrease in operating assets and liabilities, partially offset by $1.9 million of net non-cash charges. Non-cash charges consisted primarily of $1.4 million in stock-based compensation expense, $0.6 million in depreciation and amortization expense and $0.3 million in change in fair value of SAFEs, offset by $0.4 million of accretion of discounts on investments. The net change in operating assets and liabilities primarily related to a $3.0 million decrease in accrued expenses and a $1.0 million decrease in prepaid expense and other current assets, offset by a $0.9 million decrease in accounts payable and a $0.1 million decrease in other net balance sheet liabilities.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025, was $10.0 million related to $29.0 million in maturities of investments, partially offset by $18.5 million in purchases of investments and $0.5 million in purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2024, was $9.8 million related to $16.0 million in maturities of investments, partially offset by $6.2 million of purchases of investments.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, was $0.2 million primarily related to cash received from stock option exercises and stock issued in association with our 2024 Employee Stock Purchase Plan (ESPP).

Contractual Obligations and Commitments

In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following contractual and other obligations.

We lease certain office space in San Diego, California, under a non-cancelable operating lease, with a term through December 2025 (the Executive Drive Lease). The Executive Drive Lease commenced on December 23, 2019, with a six-year initial term and includes aggregate payments to the lessor of approximately $2.8 million. The Executive Drive Lease also provides for rent abatements and scheduled increases in base rent. In connection with the lease, we made a one-time cash security deposit in the amount of $0.4 million, of which $0.2 million was refunded in October 2021 and the remaining $0.2 million is refundable at the end of the lease term and is included in long-term assets in the balance sheets. The Executive Drive Lease includes a renewal option, which includes an option to renew for five additional years. We will not exercise the option and, as such, is not reflected as part of the right of use asset and associated lease liabilities.

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.2 million which must remain in place until the termination of the lease and is considered a non-current asset as of March 31, 2025. These obligations are further described in Note 11 to our audited financial statements appearing in the Annual Report and Note 10 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report.

In August 2022, we entered into a lease agreement to use designated laboratory and vivarium space in San Diego, California (the Explora Lease). The Explora Lease is accounted for as an operating lease and commenced in August 2022. The Explora Lease has an initial term of 36 months and includes aggregate payments to the lessor of approximately $0.8 million with a rent escalation clause.

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

In March 2025, we entered into a lease agreement with Eastgate Bend Two for a warehouse and storage facility space in San Diego, California (the Eastgate Lease). The Eastgate Lease is accounted for as an operating lease and commenced on March 1, 2025. The Eastgate Lease has an initial term of 54 months and includes aggregate payments to the lessor of approximately $0.5 million with scheduled increases in base rent.

As of March 31, 2025, we have future remaining operating lease payments of $16.5 million relating to leases we have recognized in the condensed balance sheets, of which $3.1 million is payable before December 31, 2025.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report). As of March 31, 2025, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

There have been no significant changes to our critical accounting estimates from those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Estimates and Judgments and our audited financial statements as of and for the year ended December 31, 2024, as included in the Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report and in our other public filings, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed unaudited financial statements and the related notes appearing elsewhere in this Quarterly Report and in our other public filings, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the three months ended March 31, 2025 and for the year ended December 31, 2024, our net losses were $20.3 million and $65.4 million, respectively. As of March 31, 2025, we had an accumulated deficit of $267.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2025, our cash, cash equivalents and investments were $166.0 million. Based on our current cash, cash equivalents and investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

We are evaluating AlloNK in combination with B-cell targeted monoclonal antibodies (mAbs) to treat autoimmune diseases, such as SLE, LN, RA, PV, GPA / MPA. There is currently no cell therapy approved in the United States or elsewhere in the world for the treatment of any autoimmune disease. We cannot be certain that our approach will lead to the development of an approvable or marketable product. We may not succeed in demonstrating safety and efficacy of AlloNK in combination with B-cell targeted mAbs for the treatment of autoimmune diseases in our ongoing or anticipated clinical trials or in larger-scale clinical trials. Advancing AlloNK in development creates significant challenges for us, including:

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

Our belief that AlloNK may be effective as a treatment for autoimmune disease is based on our interpretation of positive clinical data from academic groups and commercial entities using autologous CD19 chimeric antigen receptor (CAR) T-cell therapy (auto-CAR-T) or CAR-NK in a limited autoimmune disease patient cohort, preliminary data from our collaborator Affimed GmbH, a subsidiary of Affimed N.V. (Affimed) in their ongoing investigation of AlloNK in a Phase 2 trial in combination with acimtamig, a CD30-targeted NK cell engager, in CD30+ Hodgkin lymphoma (HL), as well as our own preliminary data from our ongoing Phase 1/2 clinical trial of AlloNK in combination with rituximab in patients with relapsed or refractory B-NHL, which demonstrated complete responses in B-NHL patients as measured by imaging of tumor lesions. We have made certain assumptions regarding the approach responsible for the preliminary activity shown in the reported studies and how that approach and our own preliminary data from our Phase 1/2 clinical trial in patients with aggressive B-NHL will translate to patients with autoimmune diseases, such as LN, which may not be correct.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

Although we have built our own clinical manufacturing facility, we currently rely, and expect to continue to rely, on third parties, such as GC Cell, for the manufacture of certain of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. We also rely on specialized laboratory equipment, supplies and materials, at least part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.

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

We and the third parties on which we rely for clinical trials are required to comply with regulations and requirements, including GCP for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the EU Member States, and comparable foreign regulatory authorities for any drugs in clinical development. The FDA and competent authorities of EU Member States enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or these third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that any of our future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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
•
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

We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, particularly in light of the recent change in administrations. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright) the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and information security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, a disruption of our business operations, reputational harm and other adverse impacts to our business and financial condition.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) sensitive and confidential information, including certain personal information, which subjects us to various obligations related to data privacy and information security, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security and laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively, HIPAA, federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal, state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws govern the processing of health-related and other personal information impose specific requirements relating to the privacy, security, and transmission of health-related and other personal information. We are subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (MHMD) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework (DPF) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional data privacy and security laws and regulations that may affect how we conduct business.

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

As of March 31, 2025, we had 96 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of December 31, 2024, we had federal net operating loss carryforwards of approximately $99.7 million and state net operating loss carryforwards of $143.4 million. All of our federal net operating loss carryforwards as of December 31, 2024, can be carried forward indefinitely. State net operating loss carryforwards begin to expire in 2039. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

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
•
general economic, industry and market conditions including tariffs and other trade measures;
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

Pursuant to our 2024 Equity Incentive Plan (2024 Plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2024 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2025, and continuing through and including January 1, 2034, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 (through January 1, 2034), by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 424,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, supply chain constraints, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of government tariffs, public health crises, military conflict, including the conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, terrorism or other geopolitical events including changes in monetary and fiscal policy, United States political developments and other sources of instability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Sanctions imposed by the United States and other countries in response to military conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

None.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

10.1+	Employment Offer Letter, dated March 31, 2025, by and between the Registrant and Subhashis Banerjee, M.D.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)