Form 10-Q
period 2025-06-30
Artiva Biotherapeutics, Inc.
filed 2025-08-06
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 24,425,762 shares of common stock outstanding.

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
•
Current clinical data regarding the efficacy of NK cell therapies against autoimmune diseases are limited, raising uncertainties about the therapeutic benefits of treatments like AlloNK for conditions such as systemic lupus erythematosus (SLE), lupus nephritis (LN), rheumatoid arthritis (RA), Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, and other autoimmune diseases. Moreover, these therapies may not prove to be competitive compared to existing treatments for autoimmune diseases.

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
•
Our collaboration agreements with GC Cell Corporation (GC Cell) and any future collaborations with third parties to develop or commercialize our product candidates, mean that our prospects with respect to the product candidates involved will depend in significant part on the success of those collaborations.
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

Part I - Financial Information

Item 1. Financial Statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,468	$40,235
Short-term investments	113,897	145,193
Other receivables (including related party amounts of $30 and $0, respectively)	30	146
Prepaid expenses and other current assets	6,671	3,057
Total current assets	149,066	188,631
Restricted cash	461	258
Property and equipment, net	6,886	6,370
Operating lease right-of-use assets	12,709	13,794
Financing lease right-of-use asset	231	261
Other long-term assets	38	267
Total assets	$169,391	$209,581
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including related party amounts of $5 and $276, respectively)	$1,215	$1,121
Accrued expenses (including related party amounts of $0 and $713, respectively)	5,838	7,392
Current portion of operating lease liabilities	3,536	3,618
Current portion of financing lease liability	106	122
Other current liabilities	73	—
Total current liabilities	10,768	12,253
Operating lease liabilities, net of current portion	9,582	10,570
Financing lease liability, net of current portion	—	44
Other non-current liabilities	—	73
Total liabilities	20,350	22,940
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized at June 30, 2025 and December 31, 2024; 24,393,524 and 24,291,607 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	437,285	433,451
Accumulated other comprehensive income (loss)	2	(129)
Accumulated deficit	(288,249)	(246,684)
Total stockholders’ equity	149,041	186,641
Total liabilities and stockholders’ equity	$169,391	$209,581

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
License and development support revenue (including related party amounts of $0, $0, $0 and $251, respectively)	$—	$—	$—	$251
Operating expenses:
Research and development (including related party amounts of $27, $1,172, $50 and $1,459, respectively)	17,861	12,333	34,914	23,488
General and administrative	4,949	3,857	10,068	7,444
Total operating expenses	22,810	16,190	44,982	30,932
Loss from operations	(22,810)	(16,190)	(44,982)	(30,681)
Other income (expense), net:
Interest income	1,561	676	3,425	1,326
Change in fair value of SAFEs (including related party amounts of $0, $1,895, $0 and $2,112, respectively)	—	(2,352)	—	(2,620)
Other (expense) income, net	(5)	23	(8)	169
Total other income (expense), net	1,556	(1,653)	3,417	(1,125)
Net loss	$(21,254)	$(17,843)	$(41,565)	$(31,806)
Net loss per share, basic and diluted:	$(0.87)	$(22.00)	$(1.71)	$(39.24)
Weighted-average common shares outstanding, basic and diluted	24,378,823	811,210	24,360,502	810,484
Comprehensive loss:
Net loss	$(21,254)	$(17,843)	$(41,565)	$(31,806)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	2	(86)	131	(187)
Comprehensive loss	$(21,252)	$(17,929)	$(41,434)	$(31,993)

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2023	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$18,988	$308	$(181,311)	$(162,015)
Stock-based compensation expense	—	—	—	—	—	—	1,406	—	—	1,406
Unrealized loss on investments	—	—	—	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	—	—	—	—	(13,963)	(13,963)
Balance at March 31, 2024	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$20,394	$207	$(195,274)	$(174,673)
Exercise of stock options	—	—	—	—	4,444	—	22	—	—	22
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Unrealized loss on investments	—	—	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	—	—	(17,843)	(17,843)
Balance at June 30, 2024	3,673,148	$96,767	2,487,237	$119,646	814,202	$—	$21,899	$121	$(213,117)	$(191,097)

Balance at December 31, 2024	—	$—	—	$—	24,291,607	$3	$433,451	$(129)	$(246,684)	$186,641
Exercise of stock options	—	—	—	—	26,834	—	138	—	—	138
ESPP shares issued	—	—	—	—	22,164	—	134	—	—	134
Issuance of common stock in connection with restricted stock units	—	—	—	—	22,514	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,052	—	—	2,052
Unrealized gain on investments, net	—	—	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	—	—	(20,311)	(20,311)
Balance at March 31, 2025	—	$—	—	$—	24,363,119	$3	$435,775	$—	$(266,995)	$168,783
Issuance of common stock in connection with restricted stock units, net	—	—	—	—	30,405	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	—	—	—	—	1,549	—	—	1,549
Unrealized gain on investments, net	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(21,254)	(21,254)
Balance at June 30, 2025	—	$—	—	$—	24,393,524	$3	$437,285	$2	$(288,249)	$149,041

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Operating activities:
Net loss	$(41,565)	$(31,806)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,269	1,190
Stock-based compensation	3,601	2,889
Change in fair value of SAFEs (including related party amounts of $0 and $2,112, respectively)	—	2,620
Accretion of discounts and amortization of premiums on investments, net	(1,232)	(641)
Changes in operating assets and liabilities:
Accounts receivable	—	465
Other receivables (including related party amounts of $(30) and $(93), respectively)	116	(168)
Prepaid expenses and other current assets	(3,614)	(640)
Other long-term assets	229	62
Accounts payable (including related party amounts of $(271) and $24, respectively)	(168)	(103)
Accrued expenses (including related party amounts of $(715) and $(1,302), respectively)	(1,481)	(2,769)
Operating lease right-of-use asset and lease liabilities, net	21	130
Net cash used in operating activities	(42,824)	(28,771)
Investing activities:
Purchases of property and equipment	(1,566)	(482)
Purchases of investments	(24,591)	(18,387)
Maturities of investments	57,250	30,000
Net cash provided by investing activities	31,093	11,131
Financing activities:
Proceeds from exercise of stock options	138	22
Proceeds from purchase of ESPP shares	134	—
Payments to taxing authorities related to net-settlement of vested restricted stock units	(39)	—
Payments on finance leases	(66)	(78)
Cash paid in connection with deferred offering costs	—	(1,560)
Net cash provided by (used in) financing activities	167	(1,616)
Net decrease in cash, cash equivalents and restricted cash	(11,564)	(19,256)
Cash, cash equivalents and restricted cash at beginning of period	40,493	53,762
Cash, cash equivalents and restricted cash at end of period	$28,929	$34,506
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$28,468	$34,248
Restricted cash	461	258
Total cash, cash equivalents and restricted cash	$28,929	$34,506
Supplemental disclosures of noncash activities:
Right-of-use asset obtained in exchange for new operating lease liability	$442	$—
Property and equipment purchases in accounts payable and accrued expenses	$283	$33
Deferred offering costs in accounts payable and accrued expenses	$—	$1,280
Non-cash additions to financing leases	$—	$241

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

From its inception to June 30, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $288.2 million as of June 30, 2025. During the six months ended June 30, 2025, the Company used $42.8 million of cash for operating activities. As of June 30, 2025, the Company has $142.4 million in cash, cash equivalents and investments. From inception through June 30, 2025, the Company has raised aggregate gross proceeds of $401.7 million to fund operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their purchase option, issuances of convertible promissory notes, simple agreements for future equity (“SAFEs”) and private placements of convertible preferred stock. Since inception through June 30, 2025, the Company has also received $39.9 million in upfront and reimbursable research service payments from Merck Sharp & Dohme Corp. (“Merck”). The Company believes its existing cash, cash equivalents and investments will be sufficient to fund planned operations for at least one year from the issuance of these financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission

(“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of June 30, 2025, has been derived from the financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these condensed financial statements and the notes accompanying herein should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

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

As of June 30, 2025, and December 31, 2024, accrued interest receivables on investments were $1.0 million and $0.9 million, respectively, and are included in prepaid expenses and other current assets in the condensed balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three and six months ended June 30, 2025 and 2024.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of June 30, 2025, and December 31, 2024, was $0.5 million and $0.3 million, respectively, consisting of collateral for letters of credit related to the Company’s lease agreements and funds to support the Company's cash secured credit card program, and is included in non-current assets in the condensed balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	AS OF JUNE 30, 2025	AS OF JUNE 30, 2024
Convertible preferred stock	—	6,160,385
Unvested restricted stock units	1,447,252	22,514
Options to purchase common stock	2,349,983	1,803,867
SAFEs (1)	—	—
Total	3,797,235	7,986,766

(1) The contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as of June 30, 2024, as the number of dilutive shares was based on a conversion ratio associated with the pricing of a future financing or liquidation event. Therefore, the contingently convertible SAFEs’ conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency was resolved. In connection with the closing of the IPO, the Company’s outstanding convertible SAFE shares automatically converted into 2,391,418 shares of common stock.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is are currently evaluating the impact of adoption of this standard on our financial statements and disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF JUNE 30, 2025
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$24,801	$24,801	$—	$—
Commercial paper	Short-term investments	20,659	—	20,659	—
Government and government agency bonds	Short-term investments	62,214	—	62,214	—
Corporate bonds	Short-term investments	31,024	—	31,024	—
Total assets		$138,698	$24,801	$113,897	$—

		AS OF DECEMBER 31, 2024
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$31,553	$31,553	$—	$—
Government bonds	Cash and cash equivalents	6,574	—	6,574	—
Commercial paper	Short-term investments	64,855	—	64,855	—
Government and government agency bonds	Short-term investments	59,458	—	59,458	—
Corporate bonds	Short-term investments	20,880	—	20,880	—
Total assets		$183,320	$31,553	$151,767	$—

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	AS OF JUNE 30, 2025
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$28,468	$—	$—	$28,468
Commercial paper	Short-term investments	1 year or less	20,670	—	(11)	20,659
Government and government agency bonds	Short-term investments	1 year or less	45,780	9	(12)	45,777
Corporate bonds	Short-term investments	1 year or less	19,033	1	(3)	19,031
Government and government agency bonds	Short-term investments	Greater than 1 year	16,436	17	(16)	16,437
Corporate bonds	Short-term investments	Greater than 1 year	11,976	26	(9)	11,993
Total cash, cash equivalents and short-term investments			$142,363	$53	$(51)	$142,365

	AS OF DECEMBER 31, 2024
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$33,661	$—	$—	$33,661
Government bonds	Cash and cash equivalents	Less than three months	6,572	2	—	6,574
Commercial paper	Short-term investments	1 year or less	64,840	30	(15)	64,855
Government and government agency bonds	Short-term investments	1 year or less	17,422	7	(1)	17,428
Corporate bonds	Short-term investments	1 year or less	15,539	—	(9)	15,530
Government and government agency bonds	Short-term investments	Greater than 1 year	42,157	1	(128)	42,030
Corporate bonds	Short-term investments	Greater than 1 year	5,366	9	(25)	5,350
Total cash, cash equivalents and short-term investments			$185,557	$49	$(178)	$185,428

At June 30, 2025, the Company had 18 securities with contractual maturities of one year or less and 6 securities with contractual maturities greater than one year in an unrealized loss position, all of which have been in an unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of June 30, 2025, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Lab equipment	$11,702	$10,395
Furniture and fixtures	908	871
Computers and software	684	617
Leasehold improvements	754	410
	14,048	12,293
Less accumulated depreciation	(7,162)	(5,923)
Total property and equipment, net	$6,886	$6,370

The Company recognized $0.6 million and $1.2 million in depreciation expense for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.2 million in depreciation expense for the three and six months ended June 30, 2024, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Accrued research and development expenses	$894	$1,472
Accrued payroll and other employee benefits	3,650	4,831
Accrued purchases	297	315
Other accrued expenses	997	774
Total accrued expenses	$5,838	$7,392

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

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of June 30, 2025, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses certain core GC Cell intellectual property (Core IP). The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of June 30, 2025, the Company has not recognized any net sales royalties under the Core Agreement.

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

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of June 30, 2025, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

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

During the three and six months ended June 30, 2025, no license and development support-related revenue was recognized. The Company recognized zero and $0.3 million of license and development support-related revenue during the three and six months ended June 30, 2024, respectively, in the condensed statements of operations and comprehensive loss, related to development support activities under the Amended AB-201 Agreement. As of June 30, 2025, and December 31, 2024, there were no accounts receivable related to the Amended AB-201 Agreement.

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of June 30, 2025, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 License Agreement, the Company did not recognize any expense reimbursements for development costs invoiced to GC Cell for the three and six months ended June 30, 2025. The Company recognized zero and $0.1 million of expense reimbursements for development costs invoiced to GC Cell for the three and six months ended June 30, 2024, respectively. The Company did not receive any payments from GC Cell during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets in relation to the AB-205 Agreement.

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

In connection with the Affimed Collaboration Agreement, the Company incurred $17 thousand and $37 thousand of expense during the three and six months ended June 30, 2025, respectively, and zero and $0.1 million of expense during the three and six months ended June 30, 2024, respectively.

In May 2025, Affimed filed for insolvency and in July 2025, the Company terminated the Affimed Collaboration Agreement. There were no fees payable or receivable due to termination.

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

Immediately upon completion of the IPO, 6,160,385 outstanding shares of convertible preferred stock converted into 6,160,385 shares of common stock. There were no Series A or Series B convertible preferred shares outstanding as of June 30, 2025, and December 31, 2024.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Common stock options granted and outstanding	2,349,983	2,216,215
Restricted stock units granted and outstanding	1,447,252	529,359
Shares available for issuance under the 2024 and 2020 equity incentive plans, respectively	3,100,622	1,820,868
Shares available for issuance under the ESPP Plan	432,752	212,000
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	7,415,165	4,862,998

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

In July 2024, in connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”), a successor to and continuation of the 2020 Plan. Upon the effectiveness of the 2024 Plan, 4,572,025 shares of common stock were authorized for issuance which consists of (1) 2,630,000 new shares of common stock, (2) 115,436 shares available for issuance under the 2020 Plan, and (3) up to 1,826,589 shares of common stock subject to outstanding stock awards granted under the 2020 Plan that, on or after the 2024 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Furthermore, as of the effectiveness of the 2024 Plan, no further grants can be made under the 2020 Plan, and the 2020 Plan will automatically terminate on June 23, 2030. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5.0% of the outstanding number of shares of common stock on the immediately preceding December 31st. On January 1, 2025, 1,214,580 shares were added to the 2024 Plan reserve. On June 24, 2025, the Company's stockholders approved an amendment to the 2024 Plan to increase the 2024 Plan reserve by an additional 1,214,580 shares.

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

As a result of the Option Repricing, 1,168,651 shares of vested and unvested stock options outstanding as of April 6, 2023, with original exercise prices ranging from $5.14 to $51.72 per share, were repriced to an exercise price of $5.00 per share. The Option Repricing impacted 70 grantees and the total incremental fair value recognized as a result of the repricing was $1.5 million. The Company recorded stock-based compensation expense in relation to the Option Repricing in the amounts of approximately $28 thousand and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

A summary of the Company’s stock option activity under the 2020 Plan and 2024 Plan is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2024	2,216,215	$7.72	8.7	$7,118
Granted	316,300	3.42	—	—
Exercised	(26,834)	5.15	—	—
Cancelled	(155,698)	6.38	—	—
Outstanding at June 30, 2025	2,349,983	$7.26	8.5	$—
Exercisable as of June 30, 2025	1,173,439	$5.37	7.8	$—

The Company recorded stock-based compensation expense related to employee and non-employee options in the amounts of $0.9 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2024, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2025 and 2024, was $2.57 and $8.59 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was zero. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of June 30, 2025, the unrecognized compensation cost related to outstanding employee and non-employee options was $7.7 million and is expected to be recognized as expense over a weighted-average period of 2.7 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants issued for the six months ended June 30, 2025 and 2024, were as follows:

SIX MONTHS ENDED JUNE 30,
	2025	2024
Stock price	$1.61 - $10.67	$1.18 - $3.07
Risk-free rate of interest	3.9% - 4.5%	4.1% - 4.6%
Expected term (years)	5.4 - 6.1	5.1 - 6.1
Expected stock price volatility	88.2% - 90.3%	106.2% - 110.5%
Expected dividend yield	—	—

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

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and 424,000 shares of common stock. On January 1, 2025, 242,916 shares were added to the ESPP reserve. Zero and 22,164 shares were issued under the ESPP during the three and six months ended June 30, 2025, respectively.

The ESPP is considered a compensatory plan. The Company recorded related stock-based compensation in the amounts of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

SIX MONTHS ENDED JUNE 30,
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

A summary of the Company’s RSU activity under the 2020 Plan and 2024 Plan is as follows:

	NUMBER OF STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE

Unvested balance at January 1, 2025	506,845	$11.28
Granted	1,094,121	3.95
Vested	(48,397)	4.33
Forfeited	(105,317)	5.90
Unvested balance at June 30, 2025	1,447,252	$6.37

For the three and six months ended June 30, 2025, the Company recorded $0.5 million and $1.0 million, respectively, in stock-based compensation related to RSUs. The Company did not record any stock-based compensation expense related to RSUs during the three and six months ended June 30, 2024. As of June 30, 2025, the unrecognized compensation cost related to outstanding RSUs was

$7.9 million and is expected to be recognized as expense over a weighted-average period of 3.4 years. The total fair value of RSUs vested during the six months ended June 30, 2025 was $0.1 million.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by condensed financial statement line item in the Company’s statements of operations and comprehensive loss (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Research and development	$722	$792	$1,679	$1,559
General and administrative	827	691	1,922	1,330
Total	$1,549	$1,483	$3,601	$2,889

9. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

The Company entered into license agreements in November 2019, October 2020, March 2021, and December 2022 (collectively, the “License Agreements”) with GC Cell (see Note 7). In August 2020, the Company entered into a Research and Service Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the Selected Products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, and December 31, 2024, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Service Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 7). The Company did not recognize any license and development support-related revenue for the three and six months ended June 30, 2025. The Company recognized zero and $0.3 million of license and development support-related revenue for the three and six months ended June 30, 2024, respectively, on its condensed statements of operations and comprehensive loss, related to GC Cell’s achievement of a defined development milestone and development support activities under the Amended AB-201 Agreement. As of June 30, 2025, and December 31, 2024, total accounts receivable related to the Amended AB-201 Agreement was zero.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for direct costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the direct costs incurred and paid by GC Cell (see Note 7). There were no reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement during the three and six months ended June 30, 2025. Total reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement were zero and $0.1 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025 and 2024, the Company did not receive any payments from GC Cell. As of June 30, 2025, and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. In connection with the agreement, the Company incurred approximately $15 thousand and $29 thousand in research and development expenses for the three and six months ended June 30, 2025, respectively, and $1.2 million and $1.5 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, and December 31, 2024, the Company had approximately $20 thousand and $1.0 million, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the condensed balance sheets.

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the “RA Capital Funds”) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the “Blackbird Services Agreement”) with Blackbird Clinical, Inc. (“Blackbird”), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provides consulting services in connection with the Company's clinical trials, including study strategy, clinical operations and patient operations. The Company did not incur any research and development expenses in connection with the consulting services from Blackbird for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, and December 31, 2024, the Company had zero and $9 thousand of accounts payable and accrued expenses, respectively, in connection with the Blackbird Services Agreement recorded in the condensed balance sheets.

In November 2024, the Company entered into a services agreement (the “Carnot Services Agreement”) with Carnot Pharma, LLC (“Carnot”), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Carnot Services Agreement, Carnot provides consulting services in connection with the Company's clinical trials, including clinical operations and patient advocacy in support of the Company’s AlloNK autoimmune programs. The Company incurred approximately $12 thousand and $31 thousand in research and development expenses in connection with the consulting services from Carnot for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, and December 31, 2024, the Company had zero and $15 thousand in accounts payable and accrued expenses, respectively, in connection with the Carnot Services Agreement recorded in the condensed balance sheets.

10. Commitments and Contingencies

Operating Leases

The following table presents operating rent expense and related short-term lease costs (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Rent expense	$1,029	$1,020	$2,038	$2,040
Variable lease expense	552	507	1,035	1,013
Amount of rent expense related to short-term leases	116	73	232	147

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

PERIOD ENDED JUNE 30,
2025 (remaining)	2,092
2026	3,643
2027	3,639
2028	3,749
2029	2,376
Total minimum lease payments	15,499
Less: amount representing interest	(2,381)
Present value of operating lease liabilities	13,118
Less: operating lease liabilities, current	(3,536)
Operating lease liabilities, net of current portion	$9,582

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on average discount rate, which were as follows:

	AS OF
	JUNE 30, 2025	DECEMBER 31, 2024
Weighted-average remaining lease term	4.0 years	4.4 years
Weighted-average discount rate	7.7%	7.7%

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

As of June 30, 2025, the expected undiscounted cash flows to be received from the sublease is $0.4 million through the end of the lease term December 31, 2025. The Company recognized $0.2 million and $0.4 million of sublease income for the three and six months ended June 30, 2025, respectively and $0.2 million and $0.4 million of sublease income for the three and six months ended June 30, 2024, respectively.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$251
Less:
AB-101 (AlloNK)	8,686	4,600	16,342	7,889
Other programs(a)	—	15	—	62
Personnel-related	9,640	6,991	19,205	13,806
Other(b)	4,484	4,584	9,435	9,175
Other income (expense), net	1,556	(1,653)	3,417	(1,125)
Net loss	$(21,254)	$(17,843)	$(41,565)	$(31,806)

(a)
Other programs primarily include costs associated with AB-201.
(b)
Other primarily includes consultant, depreciation, rent, common area maintenance, lab supplies, legal, and insurance expenses.

12. Subsequent Events

For the purposes of the condensed financial statements as of June 30, 2025, and the three and six months then ended, the Company has evaluated the subsequent events through August 6, 2025, the date the condensed financial statements were issued.

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

Overview

We are a clinical-stage biotechnology company focused on developing natural killer (NK) cell-based therapies for patients suffering from devastating autoimmune diseases and cancers. Our product candidates are derived from donor cells (allogeneic) rather than a patient’s own cells (autologous) and are pre-manufactured, stored frozen and ready to ship to a patient’s treatment location, making them what we believe to be “off-the-shelf.” Our lead product candidate, AlloNK, is a non-genetically modified, cryopreserved NK cell therapy being evaluated in combination with B-cell targeted monoclonal antibodies (mAbs) in an ongoing Phase 1/1b trial in systemic lupus erythematosus (SLE) with or without lupus nephritis (LN), Phase 2a basket trial in multiple autoimmune indications, and basket investigator-initiated trial (IIT) in multiple autoimmune indications.

In May 2025, we announced our initiation in late 2024 of patient treatment with AlloNK in combination with mAbs in the Phase 1/1b trial in SLE / LN, and prioritization of patient enrollment for AlloNK in combination with obinutuzumab. In addition, we announced that, following Investigational New Drug application clearance by the U.S. Food and Drug Administration (FDA), we have initiated a global Phase 2a company-sponsored basket clinical trial for AlloNK in combination with rituximab for refractory rheumatoid arthritis (RA), Sjögren’s disease, idiopathic inflammatory myopathies and systemic sclerosis, with site initiation and enrollment underway, which we believe is the first company-sponsored trial exploring an allogeneic cell therapy in refractory RA and Sjögren’s disease in the U.S. In August 2025, we announced that we treated the first patient in the Phase 2a basket trial. The protocol for the Phase 2a basket trial allows for continuous enrollment with no stagger within dose levels and no hospitalization or inpatient requirement for patients dosed with AlloNK, and we are currently exploring 1 billion cells per AlloNK dose in company-sponsored trials with plan to escalate to 4 billion cells per AlloNK dose, across both company-sponsored trials.

Seminal peer-reviewed clinical studies using autologous CD19 chimeric antigen receptor (CAR) T-cell therapy (auto-CAR-T) for the treatment of autoimmune diseases have demonstrated that deep B-cell depletion in the periphery and in the lymphoid tissue can lead to drug free disease remission. We have already demonstrated that AlloNK in combination with rituximab was able to drive deep B-cell depletion in the periphery and observed complete responses (CRs) in heavily pre-treated patients naïve to auto-CAR-T in our Phase 1/2 clinical trial in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (B-NHL). We believe the preliminary results from our Phase 1/2 clinical trial evaluating AlloNK in combination with rituximab in patients with B-NHL provide for a readthrough to autoimmune disease because efficacy in both diseases appears to be accomplished with a shared mechanism of action involving B-cell depletion in the periphery and in the lymphoid tissues, followed by an immunological reset and B-cell reconstitution. In July 2025, we completed this trial and decided to discontinue the remaining long term follow up period to focus our resources on pursuing autoimmune indications. We expect to report initial safety and translational data for AlloNK in combination with a mAb across multiple autoimmune indications from ongoing clinical trials, and disclosure of our lead autoimmune indication for further development, by the end of 2025, and to report initial clinical response data in the lead autoimmune indication from ongoing clinical trials with longer follow-up to inform registrational strategy in the first half of 2026.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through June 30, 2025, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes, $70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our IPO, in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million.

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

We have incurred a net loss of $41.6 million and $31.8 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $288.2 million, cash, cash equivalents and investments of $142.4 million. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include our existing and any future strategic collaborations and other strategic arrangements with third parties. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Components of Results of Operations

License and Development Support Revenue

License and development support-related revenues related to GC Cell’s development support activities under the AB-201 Agreement were zero during the three months ended June 30, 2025 and 2024, and zero and $0.3 million during the six months ended June 30, 2025 and 2024, respectively.

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

Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (NOL) carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at June 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact the new tax law will have on our financial position and results of operations. We do not expect the Act to have a material impact on the estimated annual effective tax rate in 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2025	2024	CHANGE
Operating expenses:
Research and development	17,861	12,333	5,528
General and administrative	4,949	3,857	1,092
Total operating expenses	22,810	16,190	6,620
Loss from operations	(22,810)	(16,190)	(6,620)
Other income (expense), net:
Interest income	1,561	676	885
Change in fair value of SAFEs	—	(2,352)	2,352
Other (expense) income, net	(5)	23	(28)
Total other income (expense), net	1,556	(1,653)	3,209
Net loss	$(21,254)	$(17,843)	$(3,411)
Unrealized gain (loss) on investments, net	2	(86)	88
Comprehensive loss	$(21,252)	$(17,929)	$(3,323)

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2025	2024
External research and development expense:
AB-101 (AlloNK)	$8,686	$4,600
Other programs	—	15
Internal research and development expense:
Personnel-related	6,487	4,793
Other	2,688	2,925
Total research and development expense	$17,861	$12,333

Research and development expenses were $17.9 million for the three months ended June 30, 2025, compared to $12.3 million for the three months ended June 30, 2024. The increase of $5.5 million was primarily due to a $4.0 million increase in external research and development expense, and a $1.5 million increase in internal research and development expense. The $4.0 million increase in external research and development expense is due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $1.5 million increase in internal research and development expense is primarily due to a $1.7 million increase in personnel-related expenses due to increased headcount, partially offset by a $0.2 million decrease in other operating costs.

General and Administrative Expenses. General and administrative expenses were $4.9 million for the three months ended June 30, 2025, compared to $3.9 million for the three months ended June 30, 2024. The increase of $1.1 million was primarily comprised of a $1.0 million increase in personnel-related costs due to increased headcount, including a $0.9 million increase in administrative personnel expenses and a $0.1 million increase in non-cash stock-based compensation, in addition to a $0.1 million increase in other operational and legal costs.

Other Income (Expense), Net. Other income was $1.6 million for the three months ended June 30, 2025, compared to other expense of $1.7 million for the three months ended June 30, 2024. The increase of $3.2 million was primarily due to a $0.9 million increase in interest income due to higher investment balances in 2025. Additionally there was a $2.3 million change in fair value of SAFEs in 2024 that did not occur in 2025.

Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $2 thousand for the three months ended June 30, 2025, compared to an unrealized loss of $86 thousand for the three months ended June 30, 2024. The increase between periods of $88 thousand was primarily due to the change in fair value of investments.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024	CHANGE
License and development support revenue	$—	$251	(251)
Operating expenses:
Research and development	34,914	23,488	11,426
General and administrative	10,068	7,444	2,624
Total operating expenses	44,982	30,932	14,050
Loss from operations	(44,982)	(30,681)	(14,301)
Other income (expense), net:
Interest income	3,425	1,326	2,099
Change in fair value of SAFEs	—	(2,620)	2,620
Other (expense) income, net	(8)	169	(177)
Total other income (expense), net	3,417	(1,125)	4,542
Net loss	$(41,565)	$(31,806)	$(9,759)
Unrealized gain (loss) on investments, net	131	(187)	318
Comprehensive loss	$(41,434)	$(31,993)	$(9,441)

License and Development Support Revenue. License and development support revenues were zero for the six months ended June 30, 2025, compared to $0.3 million for the six months ended June 30, 2024. Revenues were related to development support activities under the AB-201 Agreement.

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
External research and development expense:
AB-101 (AlloNK)	$16,342	$7,889
Other programs	—	62
Internal research and development expense:
Personnel-related	12,723	9,533
Other	5,849	6,004
Total research and development expense	$34,914	$23,488

Research and development expenses were $34.9 million for the six months ended June 30, 2025, compared to $23.5 million for the six months ended June 30, 2024. The increase of $11.4 million was primarily due to a $8.4 million increase in external research and development expense, and a $3.0 million increase in internal research and development expense. The $8.4 million increase in external research and development expense is due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $3.0 million increase in internal research and development expense is primarily due to a $3.2 million increase in personnel-related expenses due to increased headcount, inclusive of an increase of $0.1 million of non-cash stock-based compensation expense, partially offset by a $0.2 million decrease in other operating costs.

General and Administrative Expenses. General and administrative expenses were $10.1 million for the six months ended June 30, 2025, compared to $7.4 million for the six months ended June 30, 2024. The increase of $2.6 million was primarily comprised of a $2.2 million increase in personnel-related costs due to increased headcount, including a $1.6 million increase in administrative personnel expenses and a $0.6 million increase in non-cash stock-based compensation, in addition to a $0.4 million increase in other operational and legal costs.

Other Income (Expense), Net. Other income was $3.4 million for the six months ended June 30, 2025, compared to other expense of $1.1 million for the six months ended June 30, 2024. The increase of $4.5 million was primarily due to a $2.1 million increase in interest income due to higher investment balances in 2025. Additionally there was a $2.6 million change in fair value of SAFEs in 2024 that did not occur in 2025. These increases were partially offset by a $0.2 million decrease in other income.

Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0.1 million for the six months ended June 30, 2025, compared to an unrealized loss of $0.2 million for the six months ended June 30, 2024. The increase between periods of $0.3 million was primarily due to the change in fair value of investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through June 30, 2025, we have raised aggregate gross proceeds of $401.7 million to fund our operations, comprised primarily from proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their overallotment option, our issuance of convertible promissory notes, SAFEs and private placements of our convertible preferred stock. In February 2021, we received a $30.0 million up-front payment from Merck for our two target programs. In addition, as of June 30, 2025, we have received $9.9 million related to reimbursable research services from Merck. As of June 30, 2025, we had cash, cash equivalents and investments of $142.4 million, and an accumulated deficit of $288.2 million. Based on our current operating plans, we expect our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
the impact of geopolitical and macroeconomic events, including tariffs, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflicts in the Middle East and global pandemics on United States and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2025, and 2024

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2025, and 2024 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(42,824)	$(28,771)
Investing activities	31,093	11,131
Financing activities	167	(1,616)
Net decrease in cash	$(11,564)	$(19,256)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was $42.8 million, consisting primarily of our net loss incurred during the period of $41.6 million and net changes in operating assets and liabilities of $4.9 million, partially offset by $3.6 million of net non-cash charges. Net non-cash charges consisted of $3.6 million in stock-based compensation expense, $1.2 million in depreciation and amortization expense, partially offset by $1.2 million in accretion of discounts on investments. Changes in operating assets and liabilities included a $3.6 million increase in prepaid expense and other current assets, a $1.5 million decrease in accrued expenses, and a $0.2 million change in other net balance sheet assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2024, was $28.8 million, consisting primarily of our net loss incurred during the period of $31.8 million and $3.1 million of a net decrease in operating assets and liabilities, partially offset by $6.1 million of non-cash charges. Non-cash charges consisted of $2.9 million in stock-based compensation expense, $1.2 million in depreciation and amortization expense and a $2.6 million in change in fair value of SAFEs, offset by $0.6 million of accretion of discounts on investments. The net change in operating assets and liabilities primarily related to a $2.8 million decrease in accrued expenses, a $0.3 million decrease in receivables, a $0.1 million decrease in other net balance sheet liabilities and a $0.1 million decrease in accounts payable, offset by a $0.6 million increase in prepaid expense and other current assets.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025, was $31.1 million related to $57.3 million in maturities of investments, partially offset by $24.6 million in purchases of investments and $1.6 million in purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2024, was $11.1 million related to $30.0 million in maturities of investments, partially offset by $18.4 million of purchases of investments and $0.5 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, was $0.2 million primarily related to cash received from stock option exercises and stock issued in association with our 2024 Employee Stock Purchase Plan (ESPP).

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

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.2 million which must remain in place until the termination of the lease and is considered a non-current asset as of June 30, 2025. These obligations are further described in Note 11 to our audited financial statements appearing in the Annual Report and Note 10 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report.

In August 2022, we entered into a lease agreement to use designated laboratory and vivarium space in San Diego, California (the Explora Lease). The Explora Lease is accounted for as an operating lease and commenced in August 2022. The Explora Lease has an initial term of 36 months and includes aggregate payments to the lessor of approximately $0.8 million with a rent escalation clause.

On July 22, 2022, we entered into a sublease (the Sublease Agreement) with Origis Operating Services, LLC, (the Sublessee), whereby we agreed to sublease to Sublessee all of the 13,405 rentable square feet of office space currently leased by us under the Executive Drive Lease. The sublease commenced on August 1, 2022, and has a term through December 31, 2025. The aggregate base rent is approximately $2.6 million commencing August 1, 2022. We record sublease income as a reduction of general and administrative expense. Upon execution of the Sublease Agreement, we received a cash security deposit of $0.1 million from the Sublessee which is recorded as other current liabilities in the condensed balance sheet as of June 30, 2025 and other non-current liabilities in the balance sheet as of December 31, 2024.

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

As of June 30, 2025, we have future remaining operating lease payments of $15.5 million relating to leases we have recognized in the condensed balance sheets, of which $2.1 million is payable before December 31, 2025.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report). As of June 30, 2025, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the six months ended June 30, 2025 and for the year ended December 31, 2024, our net losses were $41.6 million and $65.4 million, respectively. As of June 30, 2025, we had an accumulated deficit of $288.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2025, our cash, cash equivalents and investments were $142.4 million. Based on our current cash, cash equivalents and investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

There is currently no cell therapy approved in the United States or elsewhere in the world for the treatment of any autoimmune disease, and our research and development activities related to AlloNK for treatment of autoimmune diseases, such as SLE, LN, RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, and other autoimmune diseases, may never lead to an approved product.

We are evaluating AlloNK in combination with B-cell targeted monoclonal antibodies (mAbs) to treat autoimmune diseases, such as SLE, LN, RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, and other autoimmune diseases. There is currently no cell therapy approved in the United States or elsewhere in the world for the treatment of any autoimmune disease. We cannot be certain that our approach will lead to the development of an approvable or marketable product. We may not succeed in demonstrating safety and efficacy of AlloNK in combination with B-cell targeted mAbs for the treatment of autoimmune diseases in our ongoing or anticipated clinical trials or in larger-scale clinical trials. Advancing AlloNK in development creates significant challenges for us, including:

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

Current clinical data regarding the efficacy of NK cell therapies against autoimmune diseases are limited, raising uncertainties about the therapeutic benefits of treatments like AlloNK for conditions such as SLE, LN, RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, and other autoimmune diseases. Moreover, these therapies may not prove to be competitive compared to existing treatments for autoimmune diseases.

While we believe in the potential of our allogeneic NK cell-based product candidate, AlloNK, in combination with a B-cell targeted mAb may have a clinical benefit for autoimmune diseases, such as SLE, LN, RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, and other autoimmune diseases, the use of NK cell-based therapies in combination with mAbs represents a novel approach for the treatment of autoimmune disease, and is supported by limited clinical data. To date, the FDA has not approved any cell therapies for autoimmune diseases, adding to the uncertainty surrounding our ongoing clinical trials.

Our belief that AlloNK may be effective as a treatment for autoimmune disease is based on our interpretation of positive clinical data from academic groups and commercial entities using autologous CD19 chimeric antigen receptor (CAR) T-cell therapy (auto-CAR-T) or CAR-NK in a limited autoimmune disease patient cohort, preliminary data from our former collaborator Affimed GmbH, a subsidiary of Affimed N.V. (Affimed) in their investigation of AlloNK in a Phase 2 trial in combination with acimtamig, a CD30-targeted NK cell engager, in CD30+ Hodgkin lymphoma (HL), as well as our own preliminary data from our Phase 1/2 clinical trial of AlloNK in combination with rituximab in patients with relapsed or refractory B-NHL, which demonstrated complete responses in B-NHL patients as measured by imaging of tumor lesions. We have made certain assumptions regarding the approach responsible for the preliminary activity shown in the reported studies and how that approach and our own preliminary data from our Phase 1/2 clinical trial in patients with aggressive B-NHL will translate to patients with autoimmune diseases, such as LN, which may not be correct. In July 2025, we completed this trial and decided to discontinue the remaining long term follow up period to focus our resources on pursuing autoimmune indications.

We cannot be certain whether AlloNK in combination with a B-cell targeted mAb will effectively treat LN, other manifestations of SLE, RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, or any autoimmune disease for that matter, nor can we guarantee its competitiveness against auto-CAR-T. Additionally, we face competition from numerous cell therapy companies with strong oncology backgrounds, all pursuing development programs in autoimmune diseases, which could hinder our efforts to successfully develop and commercialize AlloNK in combination with a B-cell targeted mAb.

If our clinical trials reveal insufficient activity or unfavorable tolerability of AlloNK in combination with a B-cell targeted mAb against autoimmune diseases, such as SLE, LN, RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, and other autoimmune diseases, encounter delays in advancing AlloNK through clinical development, or if we struggle to compete with other companies in developing and marketing AlloNK in combination with a B-cell targeted mAb, it would significantly impact the commercial prospects of AlloNK, as well as our business, financial condition and growth outlook.

We are developing, and in the future may develop, other product candidates in combination with other therapies, which exposes us to additional risks.

We are developing AlloNK for combination with approved B-cell targeted mAbs. In addition to rituximab and other anti-CD20 mAbs, we have already conducted numerous preclinical studies in which we have shown cytotoxic activity of AlloNK in combination with other approved B-cell targeted mAb therapies, such as anti-CD19 and anti-CD38 mAbs. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in negative or inconclusive results that the product candidate or other therapy does not produce when used alone or in combination with a different therapy. This could result in our own products being removed from the market or being less successful commercially. Additionally, the results observed in combinations of any of our product candidates with another therapy may not be predictive of future results of combinations of our product candidates in other combinations or indications.

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

Clinical testing is expensive and takes many years to complete, and is subject to uncertainty. Our planned clinical trials may not be conducted as planned or completed on schedule, if at all. For example, in July 2025, we completed the Phase 1/2 B-NHL clinical trial and decided to discontinue the remaining long term follow up period to focus our resources on pursuing autoimmune indications. Delays and failures can occur at any time during the clinical trial process. Even if our future clinical trials are completed as planned, their results may not support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

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

While we believe the interim data reported from our Phase 1/2 B-NHL clinical trial indicate that NK cell-based therapies may have the potential to be better tolerated as compared to T cell based therapies due to biologic differences between these cell types, there remains a risk of serious adverse events. In addition, historically, clinical trials using NK cell therapies in human subjects have been well-tolerated; however, it is possible that adverse events, including CRS, neurotoxicity or graft-versus-host disease will occur in human subjects during clinical trials.

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

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our NK cell therapy platform. We are seeking to do so through our collaborations with GC Cell, and may also explore additional strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different autoimmune diseases or cancers may require changes to our manufacturing processes, which may slow down development of or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.

The ability of the FDA or other comparable foreign regulatory authorities to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, leadership changes, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, changes in statutes, regulations and policies that affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, and other business disruptions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown occurs and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

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

Our collaboration agreement with GC Cell and any future collaborations with third parties to develop or commercialize our product candidates, mean that our prospects with respect to the product candidates involved will depend in significant part on the success of those collaborations.

Our collaborations, including our collaboration with GC Cell, and any future collaborations we may enter with third parties, could result in the following risks:

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

As a result, if we enter into collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, such as our agreement with GC Cell, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. Following a strategic transaction or license, we may not achieve the revenue or specific net income that justifies such transaction.

We may seek to form collaborations in the future with respect to our product candidates, but may not be able to do so, which may cause us to alter our development and commercialization plans.

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may seek to collaborate with pharmaceutical and biotechnology companies to develop and commercialize such product candidates. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Other changes include aggregate reductions to Medicare payments to providers, which went into effect beginning on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning on January 1, 2024. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022 (IRA), among other things, (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced.

We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, particularly in light of the recent change in administrations. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation (“MFN”) pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright) the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. In the event MFN pricing for pharmaceutical products is implemented and applicable to any of product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the United States. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing.

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

As of June 30, 2025, we had 105 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the One Big Beautiful Bill Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to new and existing legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

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

Pursuant to our 2024 Equity Incentive Plan (2024 Plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2024 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2025, and continuing through and including January 1, 2034, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 (through January 1, 2034), by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 424,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On June 24, 2025, our stockholders approved an increase to the number of shares of common stock authorized for issuance under the plan by 1,214,580 shares.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

10.1	Artiva Biotherapeutics, Inc. 2024 Equity Incentive Plan, as amended.	8-K	6/25/2025	10.1

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: August 6, 2025	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)