Form 10-Q
period 2025-09-30
Artiva Biotherapeutics, Inc.
filed 2025-11-12
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 24,544,904 shares of common stock outstanding.

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
•
Current clinical data regarding the efficacy of NK cell therapies against autoimmune diseases are limited, raising uncertainties about the therapeutic benefits of treatments like AlloNK for conditions such as rheumatoid arthritis (RA), Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, systemic lupus erythematosus (SLE), lupus nephritis (LN), and other autoimmune diseases. Moreover, these therapies may not prove to be competitive compared to existing treatments for autoimmune diseases.

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
•
We currently rely on GC Cell for the manufacturing of certain of our product candidates. While we have built our own clinical manufacturing facility and may decide to operate our manufacturing facility at commercial-scale, we may encounter delays, quality or other issues and may continue to rely on GC Cell at least partially for manufacturing of our product candidates in the near term.
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

Part I - Financial Information

Item 1. Financial Statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$25,508	$40,235
Short-term investments	97,460	145,193
Other receivables (including related party amounts of $37 and $0, respectively)	79	146
Prepaid expenses and other current assets	6,477	3,057
Total current assets	129,524	188,631
Restricted cash	461	258
Property and equipment, net	6,981	6,370
Operating lease right-of-use assets	11,262	13,794
Financing lease right-of-use asset	216	261
Other long-term assets	418	267
Total assets	$148,862	$209,581
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including related party amounts of $0 and $276, respectively)	$848	$1,121
Accrued expenses (including related party amounts of $12 and $713, respectively)	7,026	7,392
Current portion of operating lease liabilities	3,097	3,618
Current portion of financing lease liability	75	122
Other current liabilities	73	—
Total current liabilities	11,119	12,253
Operating lease liabilities, net of current portion	8,519	10,570
Financing lease liability, net of current portion	—	44
Other non-current liabilities	—	73
Total liabilities	19,638	22,940
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized at September 30, 2025 and December 31, 2024; 24,544,904 and 24,291,607 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	438,911	433,451
Accumulated other comprehensive income (loss)	87	(129)
Accumulated deficit	(309,777)	(246,684)
Total stockholders’ equity	129,224	186,641
Total liabilities and stockholders’ equity	$148,862	$209,581

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
License and development support revenue (including related party amounts of $0, $0, $0 and $251, respectively)	$—	$—	$—	$251
Operating expenses:
Research and development (including related party amounts of $13, $1,342, $63 and $2,802, respectively)	17,633	13,524	52,546	37,011
General and administrative	5,264	4,811	15,332	12,255
Total operating expenses	22,897	18,335	67,878	49,266
Loss from operations	(22,897)	(18,335)	(67,878)	(49,015)
Other income (expense), net:
Interest income	1,372	1,846	4,797	3,172
Change in fair value of SAFEs (including related party amounts of $0, $799, $0 and $2,911, respectively)	—	(977)	—	(3,597)
Other (expense) income, net	(3)	(6)	(12)	162
Total other income (expense), net	1,369	863	4,785	(263)
Net loss	$(21,528)	$(17,472)	$(63,093)	$(49,278)
Net loss per share, basic and diluted	$(0.88)	$(0.92)	$(2.59)	$(7.16)
Weighted-average common shares outstanding, basic and diluted	24,481,722	18,896,829	24,401,353	6,883,271
Comprehensive loss:
Net loss	$(21,528)	$(17,472)	$(63,093)	$(49,278)
Other comprehensive income:
Unrealized gain on investments, net	85	217	216	30
Comprehensive loss	$(21,443)	$(17,255)	$(62,877)	$(49,248)

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2024	—	$—	—	$—	24,291,607	$3	$433,451	$(129)	$(246,684)	$186,641
Exercise of stock options	—	—	—	—	26,834	—	138	—	—	138
ESPP shares issued	—	—	—	—	22,164	—	134	—	—	134
Issuance of common stock in connection with restricted stock units	—	—	—	—	22,514	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,052	—	—	2,052
Unrealized gain on investments, net	—	—	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	—	—	(20,311)	(20,311)
Balance at March 31, 2025	—	$—	—	$—	24,363,119	$3	$435,775	$—	$(266,995)	$168,783
Issuance of common stock in connection with restricted stock units, net	—	—	—	—	30,405	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	—	—	—	—	1,549	—	—	1,549
Unrealized gain on investments, net	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(21,254)	(21,254)
Balance at June 30, 2025	—	$—	—	$—	24,393,524	$3	$437,285	$2	$(288,249)	$149,041
ESPP shares issued	—	—	—	—	54,752	—	99	—	—	99
Issuance of common stock in connection with restricted stock units, net	—	—	—	—	96,628	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	—	—	—	—	1,631	—	—	1,631
Unrealized gain on investments, net	—	—	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	—	—	(21,528)	(21,528)
Balance at September 30, 2025	—	$—	—	$—	24,544,904	$3	$438,911	$87	$(309,777)	$129,224

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2023	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$18,988	$308	$(181,311)	$(162,015)
Stock-based compensation expense	—	—	—	—	—	—	1,406	—	—	1,406
Unrealized loss on investments	—	—	—	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	—	—	—	—	(13,963)	(13,963)
Balance at March 31, 2024	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$20,394	$207	$(195,274)	$(174,673)
Exercise of stock options	—	—	—	—	4,444	—	22	—	—	22
Stock-based compensation expense	—	—	—	—	—	—	1,483	—	—	1,483
Unrealized loss on investments	—	—	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	—	—	(17,843)	(17,843)
Balance at June 30, 2024	3,673,148	$96,767	2,487,237	$119,646	814,202	$—	$21,899	$121	$(213,117)	$(191,097)
Conversion of preferred stock into common stock upon completion of IPO	(3,673,148)	(96,767)	(2,487,237)	(119,646)	6,160,385	1	216,412	—	—	216,413
Exercise of stock options	—	—	—	—	1,139	—	6	—	—	6
Issuance of common stock in connection with IPO, net of offering costs	—	—	—	—	14,920,000	2	162,323	—	—	162,325
Issuance of common stock upon the conversion of SAFE notes	—	—	—	—	2,391,418	—	28,697	—	—	28,697
Stock-based compensation expense	—	—	—	—	—	—	1,907	—	—	1,907
Unrealized gain on investments	—	—	—	—	—	—	—	217	—	217
Net loss	—	—	—	—	—	—	—	—	(17,472)	(17,472)
Balance at September 30, 2024	—	$—	—	$—	24,287,144	$3	$431,244	$338	$(230,589)	$200,996

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Operating activities:
Net loss	$(63,093)	$(49,278)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,931	1,817
Stock-based compensation	5,232	4,796
Change in fair value of SAFEs (including related party amounts of $0 and $2,911, respectively)	—	3,597
Accretion of discounts and amortization of premiums on investments, net	(1,589)	(1,300)
Changes in operating assets and liabilities:
Accounts receivable	—	465
Other receivables (including related party amounts of $(37) and $(593), respectively)	67	592
Prepaid expenses and other current assets	(3,420)	(2,141)
Other long-term assets	(151)	94
Accounts payable (including related party amounts of $(276) and $104, respectively)	(610)	601
Accrued expenses (including related party amounts of $(702) and $(854), respectively)	(362)	333
Operating lease right-of-use asset and lease liabilities, net	(30)	42
Net cash used in operating activities	(62,025)	(40,382)
Investing activities:
Purchases of property and equipment	(2,166)	(578)
Purchases of investments	(37,336)	(161,319)
Maturities of investments	86,873	42,400
Net cash provided by (used in) investing activities	47,371	(119,497)
Financing activities:
Proceeds from issuance of common stock, net of commissions	—	166,507
Proceeds from exercise of stock options	138	28
Proceeds from purchase of ESPP shares	233	—
Payments to taxing authorities related to net-settlement of vested restricted stock units	(143)	—
Payments on finance leases	(98)	(116)
Cash paid in connection with IPO offering costs	—	(4,163)
Net cash provided by financing activities	130	162,256
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,524)	2,377
Cash, cash equivalents and restricted cash at beginning of period	40,493	53,762
Cash, cash equivalents and restricted cash at end of period	$25,969	$56,139
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$25,508	$55,881
Restricted cash	461	258
Total cash, cash equivalents and restricted cash	$25,969	$56,139
Supplemental disclosures of noncash activities:
Right-of-use asset obtained in exchange for new operating lease liability	$442	$—
Reduction in operating lease liabilities and right-of-use-assets from remeasurement	$546	$—
Property and equipment purchases in accounts payable and accrued expenses	$426	$10
Deferred offering costs in accounts payable and accrued expenses	$—	$19
Conversion of SAFE notes to common stock	$—	$28,697
Conversion of preferred stock to common stock	$—	$216,413
Non-cash additions to financing leases	$—	$241

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Liquidity and Basis of Presentation

Organization

Artiva Biotherapeutics, Inc. (the Company) was incorporated in the State of Delaware on February 14, 2019. The Company is a biopharmaceutical company focused on developing off-the shelf, allogeneic, NK cell-based therapies that are effective, safe and accessible for patients with devastating autoimmune diseases and cancers.

From its inception to September 30, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

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

Initial Public Offering

On July 22, 2024, the Company completed its Initial Public Offering (the IPO), pursuant to which it issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. The aggregate gross proceeds of the IPO were $167.0 million before underwriter discounts and commissions, fees, and expenses of $15.9 million, for net proceeds from the IPO of $151.1 million. On July 25, 2024, the underwriters partially exercised their 30-day option and purchased an additional 1,000,000 shares of the Company’s common stock at the IPO price, upon which the Company received additional gross proceeds of $12.0 million before commissions of $0.8 million, for net proceeds of approximately $11.2 million. The aggregate net proceeds of the IPO was $162.3 million (the IPO Proceeds). All underwriter discounts and commissions, fees, and expenses, including deferred offering costs have been charged to additional paid-in capital as recorded against the gross proceeds.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $309.8 million as of September 30, 2025. During the nine months ended September 30, 2025, the Company used $62.0 million of cash for operating activities. As of September 30, 2025, the Company has $123.0 million in cash, cash equivalents and investments. From inception through September 30, 2025, the Company has raised aggregate gross proceeds of $441.7 million to fund operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their purchase option, issuances of convertible promissory notes, simple agreements for future equity (SAFEs), private placements of convertible preferred stock, and funds received from collaboration arrangements. The Company believes its existing cash, cash equivalents and investments will be sufficient to fund planned operations for at least one year from the issuance of these financial statements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of September 30, 2025, has been derived from the financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these condensed financial statements and the notes accompanying herein should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2025. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

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

Segment Reporting

The Company’s chief operating decision maker (CODM) is the Chief Executive Officer. The Company has determined that it operates in one operating segment as it only reports operating results on an aggregate basis to the CODM. See Note 11 – “Segment Information” for further information.

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

As of September 30, 2025, and December 31, 2024, accrued interest receivables on investments were $0.8 million and $0.9 million, respectively, and are included in prepaid expenses and other current assets in the condensed balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three and nine months ended September 30, 2025 and 2024.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2025, and December 31, 2024, was $0.5 million and $0.3 million, respectively, consisting of collateral for letters of credit related to the Company’s lease agreements and funds to support the Company's cash secured credit card program, and is included in non-current assets in the condensed balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	AS OF SEPTEMBER 30, 2025	AS OF SEPTEMBER 30, 2024
Unvested restricted stock units	1,343,492	533,484
Options to purchase common stock	2,319,961	2,238,816
Total	3,663,453	2,772,300

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and redeemable convertible preferred stock and improves the disclosures for convertible instruments and related earnings per share guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance. For public entities that qualify as a filer with the Securities and Exchange Commission, excluding entities eligible to be smaller reporting companies, ASU 2020-06 is effective for fiscal annual periods beginning after December 15, 2021, including interim periods within those fiscal years. For nonpublic entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 must be adopted as of the beginning of a Company’s annual fiscal year. The Company adopted this standard on January 1, 2024, and the adoption of the standard did not have a material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07). The update requires entities to disclose their significant segment expense categories and amounts for each reportable segment. Significance is assessed using both quantitative and qualitative factors depending on the facts and circumstances. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this standard for the fiscal year 2024 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements. See Note 11 – Segment Information for further information.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). The update requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, and can be applied on a prospective basis. The Company is currently evaluating the impact that this standard will have on the related disclosures in its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is are currently evaluating the impact of adoption of this standard on our financial statements and disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF SEPTEMBER 30, 2025
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$22,776	$22,776	$—	$—
Commercial paper	Short-term investments	16,697	—	16,697	—
Government and government agency bonds	Short-term investments	56,349	—	56,349	—
Corporate bonds	Short-term investments	24,414	—	24,414	—
Total assets		$120,236	$22,776	$97,460	$—

		AS OF DECEMBER 31, 2024
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$31,553	$31,553	$—	$—
Government bonds	Cash and cash equivalents	6,574	—	6,574	—
Commercial paper	Short-term investments	64,855	—	64,855	—
Government and government agency bonds	Short-term investments	59,458	—	59,458	—
Corporate bonds	Short-term investments	20,880	—	20,880	—
Total assets		$183,320	$31,553	$151,767	$—

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

Simple Agreements for Future Equity

The estimated fair value of the SAFEs is determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios, including: (i) equity financing, with conversion of the SAFEs into a number of shares of convertible preferred stock at the lower of the post-money valuation cap price of $48.25 and the discount price (the lowest price of the standard convertible preferred stock sold in the equity financing multiplied by the specified discount rate of 85%); (ii) liquidity event (change of control, direct listing, or an initial public offering,) with mandatory conversion to common stock at the lower of post-money valuation cap price of $48.25 and discount price (price of the common stock multiplied by the discount rate of 85%); and (iii) dissolution event, with SAFE holders automatically entitled to receive cash payments equal to the purchase amount, prior to and in preference to any distribution of any assets or surplus funds to the holders of convertible preferred and common stock. On May 29, 2024, the Company executed an amendment to the SAFEs (the SAFE Amendment). The SAFE Amendment amended the definition of liquidity event to exclude an initial public offering and amended the definition of the discount price under an initial public offering to the lower of (a) the price per share of common stock sold to the public by the underwriters in the initial public offering multiplied by the discount rate of 85% or (b) the post-money valuation cap price of $48.25. The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the SAFEs are outstanding, in each case based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate debt that the Company believes is appropriate for those probability-adjusted cash flows.

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	AS OF SEPTEMBER 30, 2025
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$25,508	$—	$—	$25,508
Commercial paper	Short-term investments	1 year or less	16,700	5	(8)	16,697
Government and government agency bonds	Short-term investments	1 year or less	52,265	47	—	52,312
Corporate bonds	Short-term investments	1 year or less	15,814	10	(2)	15,822
Government bonds	Short-term investments	Greater than 1 year	4,017	20	—	4,037
Corporate bonds	Short-term investments	Greater than 1 year	8,577	20	(5)	8,592
Total cash, cash equivalents and short-term investments			$122,881	$102	$(15)	$122,968

	AS OF DECEMBER 31, 2024
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$33,661	$—	$—	$33,661
Government bonds	Cash and cash equivalents	Less than three months	6,572	2	—	6,574
Commercial paper	Short-term investments	1 year or less	64,840	30	(15)	64,855
Government and government agency bonds	Short-term investments	1 year or less	17,422	7	(1)	17,428
Corporate bonds	Short-term investments	1 year or less	15,539	—	(9)	15,530
Government and government agency bonds	Short-term investments	Greater than 1 year	42,157	1	(128)	42,030
Corporate bonds	Short-term investments	Greater than 1 year	5,366	9	(25)	5,350
Total cash, cash equivalents and short-term investments			$185,557	$49	$(178)	$185,428

At September 30, 2025, the Company had 6 securities with contractual maturities of one year or less and one security with a contractual maturity greater than one year in an unrealized loss position. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of September 30, 2025, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Lab equipment	$12,228	$10,395
Furniture and fixtures	958	871
Computers and software	738	617
Leasehold improvements	865	410
	14,789	12,293
Less accumulated depreciation	(7,808)	(5,923)
Total property and equipment, net	$6,981	$6,370

The Company recognized $0.6 million and $1.9 million in depreciation expense for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.8 million in depreciation expense for the three and nine months ended September 30, 2024, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Accrued research and development expenses	$442	$1,472
Accrued payroll and other employee benefits	5,640	4,831
Accrued purchases	49	315
Other accrued expenses	895	774
Total accrued expenses	$7,026	$7,392

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

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of September 30, 2025, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses certain core GC Cell intellectual property (Core IP). The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of September 30, 2025, the Company has not recognized any net sales royalties under the Core Agreement.

AB-101 Selected Product License Agreement

In November 2019, the Company entered into a license agreement with GC Cell for its AB-101 product candidate, as amended in February 2022 (the AB-101 Agreement). AB-101 is the first product for which the Company exercised its option under the Core Agreement. Under the AB-101 Agreement, GC Cell granted the Company an exclusive, royalty-bearing license in the Artiva Territory, with the right to sublicense through multiple tiers, under certain intellectual property and technology owned or controlled by GC Cell, to research, develop, manufacture, and commercialize AB-101.

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of September 30, 2025, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

AB-201 Selected Product License Agreement

In October 2020, the Company entered into a license agreement with GC Cell for its AB-201 product candidate, as amended in February 2022 (the AB-201 Agreement). AB-201 is the second product for which the Company exercised its option under the Core Agreement. Under the AB-201 Agreement, GC Cell granted the Company an exclusive, royalty-bearing license in the Artiva Territory, with the right to sublicense through multiple tiers, under certain intellectual property and technology owned or controlled by GC Cell, to research, develop, manufacture, and commercialize AB-201.

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

In September 2023, the Company entered into an amendment to the AB-201 Agreement (the Amended AB-201 Agreement). This amendment granted back to GC Cell an exclusive, royalty and milestone bearing license to all information and patents controlled by the Company that relate specifically to the research, development, manufacture and use of AB-201, to be used outside of the Artiva Territory. Under the Amended AB-201 Agreement, the Company will receive tiered royalties in the low single-digit percentage range on annual GC Cell net sales of AB-201 outside of the Artiva Territory. The royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of AB-201 outside of the Artiva Territory and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The

Company will also receive milestone payments upon achievement of certain development milestones, totaling $1.8 million. In December 2023, GC Cell achieved the first regulatory milestone under the Amended AB-201 Agreement for first IND acceptance for AB-201 outside the Artiva Territory.

During the three and nine months ended September 30, 2025, no license and development support-related revenue was recognized. The Company recognized zero and $0.3 million of license and development support-related revenue during the three and nine months ended September 30, 2024, respectively, in the condensed statements of operations and comprehensive loss, related to development support activities under the Amended AB-201 Agreement. As of September 30, 2025, and December 31, 2024, there were no accounts receivable related to the Amended AB-201 Agreement.

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of September 30, 2025, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 License Agreement, the Company did not recognize any expense reimbursements for development costs invoiced to GC Cell for the three and nine months ended September 30, 2025. The Company recognized zero and $0.1 million of expense reimbursements for development costs invoiced to GC Cell for the three and nine months ended September 30, 2024, respectively. The Company did not receive any payments from GC Cell during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company received payments from GC Cell totaling $0.7 million and $1.7 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets in relation to the AB-205 Agreement.

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

Master Manufacturing Agreement with GC Cell

In March 2020, the Company entered into a Master Agreement for Manufacturing Services (the Manufacturing Agreement) with GC Cell, under which GC Cell agreed to manufacture specified products under individual work orders for use in the Company’s Phase 1 and Phase 2 clinical trials. Each work order will contain an estimated budget of service fees and out-of-pocket costs to be incurred in the performance of services under the agreement and the work order, as well as additional terms and conditions relating to the estimated budget. The Company will own all results and data generated by GC Cell under the Manufacturing Agreement (see Note 9).

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

Immediately upon completion of the IPO, 6,160,385 outstanding shares of convertible preferred stock converted into 6,160,385 shares of common stock. There were no Series A or Series B convertible preferred shares outstanding as of September 30, 2025, and December 31, 2024.

At-the-Market Offering Program

In August 2025, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the three months ended September 30, 2025.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Common stock options granted and outstanding	2,319,961	2,216,215
Restricted stock units granted and outstanding	1,343,492	529,359
Shares available for issuance under the 2024 and 2020 equity incentive plans, respectively	3,077,441	1,820,868
Shares available for issuance under the ESPP Plan	378,000	212,000
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	7,203,450	4,862,998

Stock Options

In June 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards. The 2020 Plan was amended in December 2020, January 2021, July 2021, August 2022, and in April 2024. In April 2024, the 2020 Plan was amended to increase the total number of shares reserved under the 2020 Plan to 2,083,797.

In July 2024, in connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the 2024 Plan), a successor to and continuation of the 2020 Plan. Upon the effectiveness of the 2024 Plan, 4,572,025 shares of common stock were authorized for issuance which consists of (1) 2,630,000 new shares of common stock, (2) 115,436 shares available for issuance under the 2020 Plan, and (3) up to 1,826,589 shares of common stock subject to outstanding stock awards granted under the 2020 Plan that, on or after the 2024 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Furthermore, as of the effectiveness of the 2024 Plan, no further grants can be made under the 2020 Plan, and the 2020 Plan will automatically terminate on June 23, 2030. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5.0% of the outstanding number of shares of common stock on the immediately preceding December 31st. On January 1, 2025, 1,214,580 shares were added to the 2024 Plan reserve. On June 24, 2025, the Company's stockholders approved an amendment to the 2024 Plan to increase the 2024 Plan reserve by an additional 1,214,580 shares.

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

A summary of the Company’s stock option activity under the 2020 Plan and 2024 Plan is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2024	2,216,215	$7.72	8.7	$7,118
Granted	316,300	3.42	—	—
Exercised	(26,834)	5.15	—	—
Cancelled	(185,720)	6.28	—	—
Outstanding at September 30, 2025	2,319,961	$7.28	8.2	$180
Exercisable as of September 30, 2025	1,357,117	$6.30	7.7	$—

The Company recorded stock-based compensation expense related to employee and non-employee options in the amounts of $0.9 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2025 and 2024, was $2.57 and $8.85 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was zero. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of September 30, 2025, the unrecognized compensation cost related to outstanding employee and non-employee options was $6.7 million and is expected to be recognized as expense over a weighted-average period of 2.6 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants issued for the nine months ended September 30, 2025 and 2024, were as follows:

NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Stock price	$1.61 - $10.67	$5.18 - $15.45
Risk-free rate of interest	3.9% - 4.5%	3.5% - 4.6%
Expected term (years)	5.4 - 6.1	5.1 - 6.1
Expected stock price volatility	88.2% - 90.3%	87.4% - 110.5%
Expected dividend yield	—	—

Employee Stock Purchase Plan

In connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan (the ESPP). The ESPP provides for two-year offering periods consisting of four 6-month purchase periods, and at the end of each purchase period employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the purchase period. A new offering is initiated each January 16 and July 16. In the event the fair market value of the Company’s common stock on the first day of any new offering is less than or equal to the fair market value of an ongoing offering, the ongoing offering shall terminate immediately following the purchase of shares of common stock on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering will be automatically enrolled in the new offering.

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and 424,000 shares of common stock. On January 1, 2025, 242,916 shares were added to the ESPP reserve. 54,752 and 76,916 shares were issued under the ESPP during the three and nine months ended September 30, 2025, respectively. No shares were issued under the ESPP during the three and nine months ended September 30, 2024.

The ESPP is considered a compensatory plan. The Company recorded related stock-based compensation in the amounts of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Stock price	$2.38 - $11.91	$11.91
Risk-free rate of interest	3.9% - 5.2%	4.4% - 5.2%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	84.4% - 93.1%	84.4% - 87.9%
Expected dividend yield	—	—

Restricted Stock Unit Awards

Restricted stock unit awards (RSUs) granted under the 2020 and 2024 Plan are subject to time-based vesting and convert to shares of common stock in accordance with the vesting schedule. RSUs are valued at the estimated fair value of the Company’s stock on the date of grant and are amortized over the requisite service period. The total number of RSUs granted represents the maximum number of RSUs eligible to vest based upon the service conditions set forth in the grant agreements. Employees forfeit unvested RSUs upon termination of employment with a corresponding reversal of expense.

A summary of the Company’s RSU activity under the 2020 Plan and 2024 Plan is as follows:

	NUMBER OF STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE

Unvested balance at January 1, 2025	506,845	$11.28
Granted	1,183,489	3.89
Vested	(205,360)	8.08
Forfeited	(141,482)	5.83
Unvested balance at September 30, 2025	1,343,492	$5.83

The Company recorded stock-based compensation expense related to RSUs in the amounts of $0.6 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million for the three and nine months ended September 30, 2024. As of September 30, 2025, the unrecognized compensation cost related to outstanding RSUs was $7.4 million and is expected to be recognized as expense over a weighted-average period of 3.1 years. The total fair value of RSUs vested during the nine months ended September 30, 2025 was $0.5 million.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by condensed financial statement line item in the Company’s statements of operations and comprehensive loss (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Research and development	$750	$888	$2,456	$2,452
General and administrative	881	1,019	2,776	2,344
Total	$1,631	$1,907	$5,232	$4,796

9. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

The Company entered into license agreements in November 2019, October 2020, March 2021, and December 2022 (collectively, the License Agreements) with GC Cell (see Note 7). In August 2020, the Company entered into a Research and Service Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the Selected Products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, and December 31, 2024, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Service Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 7). The Company did not recognize any license and development support-related revenue for the three and nine months ended September 30, 2025. The Company recognized zero and $0.3 million of license and development support-related revenue for the three and nine months ended September 30, 2024, respectively, on its condensed statements of operations and comprehensive loss, related to GC Cell’s achievement of a defined development milestone and development support activities under the Amended AB-201 Agreement. As of September 30, 2025, and December 31, 2024, total accounts receivable related to the Amended AB-201 Agreement was zero.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for direct costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the direct costs incurred and paid by GC Cell (see Note 7). There were no reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement during the three and nine months ended September 30, 2025. Total reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement were zero and $0.1 million for the three and nine months ended September 30, 2024, respectively. The Company did not receive any payments from GC Cell during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company received payments from GC Cell in the amounts of $0.7 million and $1.7 million, respectively. As of September 30, 2025, and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. In connection with the agreement, the Company incurred approximately $13 thousand and $42 thousand in research and development expenses for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, and December 31, 2024, the Company had approximately $33 thousand and $1.0 million, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the condensed balance sheets.

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the RA Capital Funds) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the Blackbird Services Agreement) with Blackbird Clinical, Inc. (Blackbird), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provides consulting services in connection with the Company's clinical trials, including study strategy, clinical operations and patient operations. The Company did not incur any research and development expenses in connection with the consulting services from Blackbird for the three and nine months ended September 30, 2025. The Company incurred $0.1 million of research and development expenses for the three and nine months ended September 30, 2024. As of September 30, 2025, and December 31, 2024, the Company had zero and $9 thousand of accounts payable and accrued expenses, respectively, in connection with the Blackbird Services Agreement recorded in the condensed balance sheets.

In November 2024, the Company entered into a services agreement (the Carnot Services Agreement) with Carnot Pharma, LLC (Carnot), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Carnot Services Agreement, Carnot provides consulting services in connection with the Company's clinical trials, including clinical operations and patient advocacy in support of the Company’s AlloNK autoimmune programs. The Company incurred zero and $31 thousand in research and development expenses in connection with the consulting services from Carnot for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, and December 31, 2024, the Company had zero and $15 thousand in accounts payable and accrued expenses, respectively, in connection with the Carnot Services Agreement recorded in the condensed balance sheets.

10. Commitments and Contingencies

Operating Leases

The following table presents operating rent expense and related short-term lease costs (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Rent expense	$1,008	$1,003	$3,046	$3,043
Variable lease expense	552	512	1,587	1,525
Amount of rent expense related to short-term leases	157	68	494	203

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

PERIOD ENDED SEPTEMBER 30,
2025 (remaining)	647
2026	3,424
2027	3,497
2028	3,603
2029	2,284
Total minimum lease payments	13,455
Less: amount representing interest	(1,839)
Present value of operating lease liabilities	11,616
Less: operating lease liabilities, current	(3,097)
Operating lease liabilities, net of current portion	$8,519

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on average discount rate, which were as follows:

	AS OF
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Weighted-average remaining lease term	3.8 years	4.4 years
Weighted-average discount rate	8.0%	7.7%

On July 22, 2022, the Company entered into a sublease (the Sublease Agreement) with Origis Operating Services, LLC, (the Sublessee), whereby the Company agreed to sublease to Sublessee all of the 13,405 rentable square feet of office space in San Diego, California currently leased by the Company under the Executive Drive Lease. The sublease commenced on August 1, 2022, and has a term through December 31, 2025. The aggregate base rent is approximately $2.6 million commencing August 1, 2022. The Company records sublease income as a reduction of general and administrative expense.

As of September 30, 2025, the expected undiscounted cash flows to be received from the sublease is $0.2 million through the end of the lease term December 31, 2025. The Company recognized $0.2 million and $0.6 million of sublease income for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.6 million of sublease income for the three and nine months ended September 30, 2024, respectively.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$251
Less:
AB-101 (AlloNK)	8,122	5,452	24,468	13,340
Other programs(a)	13	86	9	149
Personnel-related	10,244	8,121	29,449	21,928
Other(b)	4,518	4,676	13,952	13,849
Other income (expense), net	1,369	863	4,785	(263)
Net loss	$(21,528)	$(17,472)	$(63,093)	$(49,278)

(a)
Other programs primarily include costs associated with AB-201.
(b)
Other primarily includes consultant, depreciation, rent, common area maintenance, lab supplies, legal, and insurance expenses.

12. Subsequent Events

For the purposes of the condensed financial statements as of September 30, 2025, and the three and nine months then ended, the Company has evaluated the subsequent events through November 12, 2025, the date the condensed financial statements were issued.

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

Overview

We are a clinical-stage biotechnology company focused on developing natural killer (NK) cell-based therapies for patients suffering from devastating autoimmune diseases and cancers. Our product candidates are derived from donor cells (allogeneic) rather than a patient’s own cells (autologous) and are pre-manufactured, stored frozen and ready to ship to a patient’s treatment location, making them what we believe to be “off-the-shelf.” Our lead product candidate, AlloNK, is a non-genetically modified, cryopreserved NK cell therapy being evaluated in combination with B-cell targeted monoclonal antibodies (mAbs) in three ongoing clinical trials for the treatment of B-cell driven autoimmune diseases, including a Phase 2a basket trial in multiple autoimmune indications including rheumatoid arthritis (RA) and Sjögren’s disease and a basket investigator-initiated trial (IIT) in B-cell driven autoimmune indications.

In August 2025, we announced that we treated the first patient in our global Phase 2a basket clinical trial for AlloNK in combination with rituximab for refractory RA, Sjögren’s disease, idiopathic inflammatory myopathies and systemic sclerosis. The protocol for the Phase 2a basket trial allows for continuous enrollment with no stagger within dose levels and no hospitalization or inpatient requirement for patients dosed with AlloNK, and we are currently exploring dose levels of 1 billion cells and 4 billion cells per AlloNK dose in company-sponsored trials.

In October 2025, we announced that:

•
we are prioritizing refractory RA as the lead indication for AlloNK development;
•
the U.S. Food and Drug Administration (FDA) has granted Fast Track Designation to AlloNK for the treatment of refractory RA in combination with rituximab;
•
we plan to share initial safety and translational data for over 20 patients treated with AlloNK and mAb across multiple autoimmune diseases in mid-November 2025;
•
we plan to release clinical response data across dose levels from more than 15 refractory RA patients in the first half of 2026; and
•
we plan to conduct FDA regulatory interactions in the first half of 2026 to align on the potential pivotal trial design for AlloNK in refractory RA.

In November 2025, we announced that 32 patients with autoimmune disease have been treated with AlloNK and mAb across company-sponsored and investigator-initiated trials.

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

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through September 30, 2025, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes, $70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our IPO, in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million.

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

We have incurred a net loss of $63.1 million and $49.3 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $309.8 million, cash, cash equivalents and investments of $123.0 million. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include sales of shares of common stock under the Sales Agreement (as defined below) entered into with Leerink Partners LLC in August 2025, or other sources, such as our existing and any future strategic collaborations and other strategic arrangements with third parties. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Components of Results of Operations

License and Development Support Revenue

License and development support-related revenues related to GC Cell’s development support activities under the AB-201 Agreement were zero during the three months ended September 30, 2025 and 2024, and zero and $0.3 million during the nine months ended September 30, 2025 and 2024, respectively.

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

Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (NOL) carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. The OBBBA includes corporate provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modifies the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the nine months ended September 30, 2025, resulting in no impact to our fiscal year 2025 effective tax rate and net deferred tax assets as we maintain a full valuation allowance.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024	CHANGE
Operating expenses:
Research and development	17,633	13,524	4,109
General and administrative	5,264	4,811	453
Total operating expenses	22,897	18,335	4,562
Loss from operations	(22,897)	(18,335)	(4,562)
Other income, net:
Interest income	1,372	1,846	(474)
Change in fair value of SAFEs	—	(977)	977
Other expense, net	(3)	(6)	3
Total other income, net	1,369	863	506
Net loss	$(21,528)	$(17,472)	$(4,056)
Unrealized gain on investments, net	85	217	(132)
Comprehensive loss	$(21,443)	$(17,255)	$(4,188)

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024
External research and development expense:
AB-101 (AlloNK)	$8,122	$5,452
Other programs	13	86
Internal research and development expense:
Personnel-related	7,028	5,063
Other	2,470	2,923
Total research and development expense	$17,633	$13,524

Research and development expenses were $17.6 million for the three months ended September 30, 2025, compared to $13.5 million for the three months ended September 30, 2024. The increase of $4.1 million was primarily due to a $2.6 million increase in external research and development expense, and a $1.5 million increase in internal research and development expense. The $2.6 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $1.5 million increase in internal research and development expense is primarily due to a $2.0 million increase in personnel-related expenses due to increased headcount, partially offset by a $0.5 million decrease in other operating costs.

General and Administrative Expenses. General and administrative expenses were $5.3 million for the three months ended September 30, 2025, compared to $4.8 million for the three months ended September 30, 2024. The increase of $0.5 million was primarily comprised of a $0.2 million increase in personnel-related costs due to increased headcount, including a $0.3 million increase in administrative personnel expenses partially offset by a $0.1 million decrease in non-cash stock-based compensation, in addition to a $0.3 million increase in other operational and legal costs.

Other Income, Net. Other income was $1.4 million for the three months ended September 30, 2025, compared to other income of $0.9 million for the three months ended September 30, 2024. The increase of $0.5 million was primarily due to a $1.0 million change in fair value of SAFEs in 2024 that did not occur in 2025, partially offset by a $0.5 million decrease in interest income due to lower investment balances during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Unrealized Gain on Investments, Net. Unrealized gain on investments was $0.1 million for the three months ended September 30, 2025, compared to an unrealized gain of $0.2 million for the three months ended September 30, 2024. The decrease between periods of $0.1 million was due to the change in fair value of investments.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	CHANGE
License and development support revenue	$—	$251	(251)
Operating expenses:
Research and development	52,546	37,011	15,535
General and administrative	15,332	12,255	3,077
Total operating expenses	67,878	49,266	18,612
Loss from operations	(67,878)	(49,015)	(18,863)
Other income (expense), net:
Interest income	4,797	3,172	1,625
Change in fair value of SAFEs	—	(3,597)	3,597
Other (expense) income, net	(12)	162	(174)
Total other income (expense), net	4,785	(263)	5,048
Net loss	$(63,093)	$(49,278)	$(13,815)
Unrealized gain on investments, net	216	30	186
Comprehensive loss	$(62,877)	$(49,248)	$(13,629)

License and Development Support Revenue. License and development support revenues were zero for the nine months ended September 30, 2025, compared to $0.3 million for the nine months ended September 30, 2024. Revenues were related to development support activities under the AB-201 Agreement.

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
External research and development expense:
AB-101 (AlloNK)	$24,468	$13,340
Other programs	9	149
Internal research and development expense:
Personnel-related	19,751	14,596
Other	8,318	8,926
Total research and development expense	$52,546	$37,011

Research and development expenses were $52.5 million for the nine months ended September 30, 2025, compared to $37.0 million for the nine months ended September 30, 2024. The increase of $15.5 million was primarily due to a $11.0 million increase in external research and development expense, and a $4.5 million increase in internal research and development expense. The $11.0 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $4.5 million increase in internal research and development expense is primarily due to a $5.2 million increase in personnel-related expenses due to increased headcount, inclusive of an increase of $0.1 million of non-cash stock-based compensation expense, partially offset by a $0.7 million decrease in other operating costs.

General and Administrative Expenses. General and administrative expenses were $15.3 million for the nine months ended September 30, 2025, compared to $12.3 million for the nine months ended September 30, 2024. The increase of $3.1 million was primarily comprised of a $2.4 million increase in personnel-related costs due to increased headcount, including a $2.0 million increase in administrative personnel expenses and a $0.4 million increase in non-cash stock-based compensation, in addition to a $0.7 million increase in other operational and legal costs.

Other Income (Expense), Net. Other income was $4.8 million for the nine months ended September 30, 2025, compared to other expense of $0.3 million for the nine months ended September 30, 2024. The increase of $5.0 million was primarily due to a $3.6 million change in fair value of SAFEs in 2024 that did not occur in 2025. Additionally, there was a $1.6 million increase in interest income due to higher investment balances in 2025. These increases were partially offset by a $0.2 million decrease in other income.

Unrealized Gain on Investments, Net. Unrealized gain on investments was $0.2 million for the nine months ended September 30, 2025, compared to an unrealized gain of $30 thousand for the nine months ended September 30, 2024. The increase between periods of $0.2 million was due to the change in fair value of investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through September 30, 2025, we have raised aggregate gross proceeds of $441.7 million to fund our operations, comprised primarily from proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their overallotment option, our issuance of convertible promissory notes, SAFEs, private placements of our convertible preferred stock, and funds received from collaboration arrangements. As of September 30, 2025, we had cash, cash equivalents and investments of $123.0 million, and an accumulated deficit of $309.8 million. Based on our current operating plans, we expect our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

At-the-Market Offering Program with Leerink Partners

In August 2025, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent or Leerink Partners), under which we may, from time to time, sell shares of the our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. We will pay a commission to the Agent of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the three months ended September 30, 2025.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
the impact of geopolitical and macroeconomic events, including tariffs, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflicts in the Middle East, and global pandemics, on United States and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2025, and 2024

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2025, and 2024 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(62,025)	$(40,382)
Investing activities	47,371	(119,497)
Financing activities	130	162,256
Net (decrease) increase in cash	$(14,524)	$2,377

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $62.0 million, consisting primarily of our net loss incurred during the period of $63.1 million and net changes in operating assets and liabilities of $4.5 million, partially offset by $5.6 million of net non-cash charges. Net non-cash charges consisted of $5.2 million in stock-based compensation expense, $2.0 million in depreciation and amortization expense, partially offset by $1.6 million in accretion of discounts on investments. Changes in operating assets and liabilities included a $3.4 million increase in prepaid expense and other current assets, a $0.6 million decrease in accounts payable, a $0.4 million decrease in accrued expenses, and a $0.1 million change in other net balance sheet assets and liabilities.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025, was $47.4 million related to $86.9 million in maturities of investments, partially offset by $37.3 million in purchases of investments and $2.2 million in purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2024, was $119.5 million related to $161.3 million of purchases of investments and $0.6 million of purchases of property and equipment, partially offset by $42.4 million in maturities of investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $0.1 million primarily related to $0.3 million in cash received from stock option exercises and stock issued in association with our 2024 Employee Stock Purchase Plan (ESPP), partially offset by $0.2 million in financing lease payments and payments to taxing authorities related to net-settlement of vested RSUs.

Net cash provided by financing activities for the nine months ended September 30, 2024, was $162.3 million related to net cash proceeds received from the IPO.

Contractual Obligations and Commitments

In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following contractual and other obligations.

We lease certain office space in San Diego, California, under a non-cancelable operating lease, with a term through December 2025 (the Executive Drive Lease). The Executive Drive Lease commenced on December 23, 2019, with a six-year initial term and includes aggregate payments to the lessor of approximately $2.8 million. The Executive Drive Lease also provides for rent abatements and scheduled increases in base rent. In connection with the lease, we made a one-time cash security deposit in the amount of $0.4 million, of which $0.2 million was refunded in October 2021 and the remaining $0.2 million is refundable at the end of the lease term and is included in prepaid expenses and other current assets in the balance sheets. The Executive Drive Lease includes a renewal option, which includes an option to renew for five additional years. We will not exercise the option and, as such, is not reflected as part of the right of use asset and associated lease liabilities.

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.2 million which must remain in place until the termination of the lease and is considered a non-current asset as of September 30, 2025. These obligations are further described in Note 11 to our audited financial statements appearing in the Annual Report and Note 10 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report.

In August 2022, we entered into a lease agreement to use designated laboratory and vivarium space in San Diego, California (the Explora Lease). The Explora Lease is accounted for as an operating lease and commenced in August 2022. The Explora Lease has an initial term of 36 months with automatic one-year renewals for up to three additional years and includes aggregate payments to the lessor of approximately $0.8 million with a rent escalation clause. We expect to extend the lease through August 2026.

On July 22, 2022, we entered into a sublease (the Sublease Agreement) with Origis Operating Services, LLC, (the Sublessee), whereby we agreed to sublease to Sublessee all of the 13,405 rentable square feet of office space currently leased by us under the Executive Drive Lease. The sublease commenced on August 1, 2022, and has a term through December 31, 2025. The aggregate base rent is approximately $2.6 million commencing August 1, 2022. We record sublease income as a reduction of general and administrative expense. Upon execution of the Sublease Agreement, we received a cash security deposit of $0.1 million from the Sublessee which is recorded as other current liabilities in the condensed balance sheet as of September 30, 2025 and other non-current liabilities in the balance sheet as of December 31, 2024.

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

As of September 30, 2025, we have future remaining operating lease payments of $13.5 million relating to leases we have recognized in the condensed balance sheets, of which $0.6 million is payable before December 31, 2025.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report). As of September 30, 2025, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AlloNK, our lead product candidate, is in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. We have not yet demonstrated an ability to successfully complete a clinical program, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. This may make it difficult to evaluate the success of our business to date and assess our future viability.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the nine months ended September 30, 2025 and for the year ended December 31, 2024, our net losses were $63.1 million and $65.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $309.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2025, our cash, cash equivalents and investments were $123.0 million. Based on our current cash, cash equivalents and investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

There is currently no cell therapy approved in the United States or elsewhere in the world for the treatment of any autoimmune disease, and our research and development activities related to AlloNK for treatment of autoimmune diseases, such as RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, SLE, LN, and other autoimmune diseases, may never lead to an approved product.

We are evaluating AlloNK in combination with B-cell targeted monoclonal antibodies (mAbs) to treat autoimmune diseases, such as RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, SLE, LN, and other autoimmune diseases. There is currently no cell therapy approved in the United States or elsewhere in the world for the treatment of any autoimmune disease. We cannot be certain that our approach will lead to the development of an approvable or marketable product. We may not succeed in demonstrating safety and efficacy of AlloNK in combination with B-cell targeted mAbs for the treatment of autoimmune diseases in our ongoing or anticipated clinical trials or in larger-scale clinical trials. Advancing AlloNK in development creates significant challenges for us, including:

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

•
receipt of regulatory approvals from applicable regulatory authorities, including biologic license applications (BLAs) or new drug applications (NDAs) from the FDA and approvals from comparable foreign regulatory authorities and maintaining such approvals;
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

Current clinical data regarding the efficacy of NK cell therapies against autoimmune diseases are limited, raising uncertainties about the therapeutic benefits of treatments like AlloNK for conditions such as RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, SLE, LN, and other autoimmune diseases. Moreover, these therapies may not prove to be competitive compared to existing treatments for autoimmune diseases.

While we believe in the potential of our allogeneic NK cell-based product candidate, AlloNK, in combination with a B-cell targeted mAb may have a clinical benefit for autoimmune diseases, such as RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, SLE, LN, and other autoimmune diseases, the use of NK cell-based therapies in combination with mAbs represents a novel approach for the treatment of autoimmune disease, and is supported by limited clinical data. To date, the FDA has not approved any cell therapies for autoimmune diseases, adding to the uncertainty surrounding our ongoing clinical trials.

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

We cannot be certain whether AlloNK in combination with a B-cell targeted mAb will effectively treat RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, LN, other manifestations of SLE, or any autoimmune disease for that matter, nor can we guarantee its competitiveness against auto-CAR-T. Additionally, we face competition from numerous cell therapy companies with strong oncology backgrounds, all pursuing development programs in autoimmune diseases, which could hinder our efforts to successfully develop and commercialize AlloNK in combination with a B-cell targeted mAb.

If our clinical trials reveal insufficient activity or unfavorable tolerability of AlloNK in combination with a B-cell targeted mAb against autoimmune diseases, such as RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, SLE, LN, and other autoimmune diseases, encounter delays in advancing AlloNK through clinical development, or if we struggle to compete with other companies in developing and marketing AlloNK in combination with a B-cell targeted mAb, it would significantly impact the commercial prospects of AlloNK, as well as our business, financial condition and growth outlook.

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

While we believe the interim data reported from our Phase 1/2 B-NHL clinical trial indicate that NK cell-based therapies may have the potential to be better tolerated as compared to T-cell based therapies due to biologic differences between these cell types, there remains a risk of serious adverse events. In addition, historically, clinical trials using NK cell therapies in human subjects have been well-tolerated; however, it is possible that adverse events, including CRS, neurotoxicity or graft-versus-host disease will occur in human subjects during clinical trials.

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

Patients treated with our product candidates in clinical trials may also receive treatment with cytotoxic lymphodepletion agents, cytokines, monoclonal antibodies and/or other treatments, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of seriously ill patients in our autoimmune clinical trials, and critically ill patients in our oncology clinical trials, may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

We select the targets for development of our product candidates based on a number of factors, including the estimated patient populations where we believe there is a meaningful addressable market opportunity. However, our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access, alternative therapies and product pricing and reimbursement. For example, we intend to prioritize evaluation and seeking approval for AlloNK in combination with a B-cell targeted mAb in autoimmune diseases, with refractory RA as our lead indication. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates we use should be viewed with caution. Further, the data and statistical information we use, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

Although we have built our own clinical manufacturing facility, we currently rely, and may continue to rely, on third parties, such as GC Cell, for the manufacture of certain of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. We also rely on specialized laboratory equipment, supplies and materials, at least part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. For example, the U.S. government shut down on October 1, 2025, and remains shut down as of November 10, 2025. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Government shutdowns and/or employee terminations could also impact third parties with whom we work, such as clinical trial sites, which in turn could have a material impact on our business. Further, current and future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We do not independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates. In addition, our partner GC Cell will be engaging in initial clinical development for AB-201 and is conducting a clinical trial for AB-205 outside our licensed territories to generate initial proof of concept data. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

We currently rely on GC Cell for the manufacturing of certain of our product candidates. While we have built our own clinical manufacturing facility and may decide to operate our manufacturing facility at commercial-scale, we may encounter delays, quality or other issues and may continue to rely on GC Cell at least partially for manufacturing of our product candidates in the near term.

We currently rely on GC Cell to manufacture certain of our product candidates. If GC Cell were to breach their agreement with us or otherwise fail to perform for any reason, including due to the loss of key members of GC Cell’s management or other key employees, we likely would experience delays while we identify and qualify a replacement manufacturer and we may be unable to do so on terms that are favorable to us, which may make it more difficult for us to develop our product candidates and compete effectively. We have built our own clinical manufacturing facility and may decide to operate our own manufacturing facility at commercial-scale, or may elect to contract with other third-party contract manufacturers. Our cGMP manufacturing center is currently fully functional, but we may also encounter delays or quality or other issues as we begin to use our manufacturing facility or rely on other third-party contract manufacturers given the complexity of manufacturing cell therapies. We may continue to rely on GC Cell at least partially for manufacturing our product candidates in the near term. Any disruption in the supply of our product candidates could result in delays in our clinical trials, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

Our partial reliance on third parties for manufacturing increases the risk that supply of our product candidates may become limited or interrupted or may not be of satisfactory quality and quantity.

While we have built our own clinical manufacturing facility, we currently do not operate our manufacturing facilities at commercial scale and outsource the manufacturing of our product candidates to third parties, including GC Cell, for certain of our product candidates. Moreover, while we are operating our own clinical manufacturing facility and may decide to operate our manufacturing facility at commercial scale, we currently have limited personnel with experience in commercial drug manufacturing and currently lack the full resources and capabilities to manufacture any of our product candidates on a commercial scale. Our reliance on GC Cell and on a limited number of third-party manufacturers exposes us to the following risks:

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

Though we have built our own clinical manufacturing facility, we may continue to rely on third parties for various manufacturing needs.

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

The biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition and a strong emphasis on intellectual property. We face substantial and increasing competition from large and specialty biopharmaceutical companies, as well as public and private medical research institutions and governmental agencies. A large number of cell therapy companies with capabilities and expertise in oncology are advancing development programs in autoimmune diseases. Our known biopharmaceutical competitors that are developing allogeneic CAR-NK or CAR-T cell therapies or T-cell engaging bispecific antibodies include, but may not be limited to, the following: Adicet Bio, Inc., Allogene Therapeutics, Inc., Amgen Inc., Autolus Therapeutics plc, Bristol-Myers Squibb Co, Cabaletta Bio, Inc., Candid Therapeutics, Inc., Capstan Therapeutics, Inc. (acquired by AbbVie), Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., Century Therapeutics, Inc., Climb Bio, Inc., Cullinan Therapeutics Inc., Fate Therapeutics, Inc., Galapagos NV, Gilead Sciences, Inc., Gracell Biopharmaceuticals, Inc. (acquired by AstraZeneca), GSK plc, iCell Gene Therapeutics Inc., ImmPACT Bio USA, Inc. (acquired by Lyell Immunopharma, Inc.), Interius BioTherapeutics, Inc., ITabMed Co., Ltd., Johnson & Johnson, Kyverna Therapeutics, Inc., Luminary Therapeutics, Inc., Merck & Co., Inc., Nkarta, Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Orbital Therapeutics, Inc., Roche, Sana Biotechnology, Inc., Sanofi, Shoreline Biosciences Inc., Synthekine Inc., Takeda Pharmaceuticals Company Limited, Wugen, Inc. and Xencor, Inc.

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

Seeking and obtaining these designations is dependent upon results of our clinical program, and we cannot guarantee whether and when we may have the data from our clinical programs to support an application to obtain any such designation. The FDA and the EMA, as applicable, have broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for one or more of these designations, the applicable regulatory authority may determine not to grant it. In October 2025, we announced that we received Fast Track designation for AlloNK for the treatment of refractory RA in combination with rituximab. We also received Fast Track designation for AlloNK in combination with either rituximab or obinutuzumab to improve disease activity in patients with class III or class IV LN in February 2024, and we received Fast Track designation for AlloNK for IV infusion in combination with rituximab for the treatment of relapsed or refractory B-NHL origin to improve cancer response rates in January 2023. Fast Track designation does not guarantee an accelerated review of AlloNK or increase the likelihood that AlloNK will receive regulatory approval by the FDA. Even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures, as applicable. The FDA or EU, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

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

Further, we will be required to comply with FDA and comparable foreign regulatory authorities’ promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as off-label use), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. Although the FDA and comparable foreign regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS or similar foreign program. Other potential consequences include, among other things:

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the OBBBA was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Other changes include aggregate reductions to Medicare payments to providers, which went into effect beginning on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning on January 1, 2024. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022 (IRA), among other things, (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the Medicare Drug Price Negotiation Program), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced.

We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, particularly in light of the recent change in administrations. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals, for example, include (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation (MFN) pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright) the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. In the event MFN pricing for pharmaceutical products is implemented and applicable to any of product candidates that may receive regulatory approval, our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the United States. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing.

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

As of September 30, 2025, we had 106 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the OBBBA and IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to new and existing legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

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

We expect that significant additional capital may be necessary to continue our planned operations, including for expanding product development, conducting clinical trials and commercializing our product candidates. We may seek additional capital through public or private equity or debt financings or other capital sources, which may include strategic collaborations and other strategic arrangements with third parties, to enable us to complete the development and potential commercialization of our product candidates. For example, in August 2025 we entered into a Sales Agreement with Leerink Partners LLC under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) 8-K Events

On November 10, 2025, Neha Krishnamohan notified Artiva Biotherapeutics, Inc. (the “Company”) of her decision to resign from her position as Chief Financial Officer and principal financial and accounting officer of the Company, effective no later than December 31, 2025 (the “Separation Date”). Ms. Krishnamohan’s resignation was not the result of any dispute or disagreement with the Company. The Company plans to conduct a search for Ms. Krishnamohan’s replacement.

In connection with Ms. Krishnamohan’s separation from the Company, she and the Company entered into a transition and separation agreement, dated as of November 11, 2025 (the “Separation Agreement”), pursuant to which Ms. Krishnamohan will: (i) remain as an active employee until the Separation Date, and provide certain transition assistance to the Company; (ii) release and waive all claims against the Company; (iii) subject to a consulting agreement, to be effective as of the day following the Separation Date (the “Consulting Agreement”), serve as a non-employee consultant to the Company through no later than February 28, 2026 (the “Consulting Period”); (iv) receive compensation in the amount of at least $20,000 per month for consulting services during the Consulting Period; (v) as a severance benefit, remain eligible to receive her annual bonus for calendar year 2025; and (vi) continue to vest in the stock option and restricted stock unit awards that were granted to her pursuant to the Company’s 2020 Equity Incentive Plan and 2024 Equity Incentive Plan until the conclusion of the Consulting Period. The foregoing separation benefits are conditioned upon, among other things, Ms. Krishnamohan’s compliance with the terms of the Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which will be filed as an exhibit to a subsequent filing with the Securities and Exchange Commission.

(c) Trading Arrangements

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

10.1	Sales Agreement, dated August 6, 2025, by and between the Registrant and Leerink Partners LLC.	S-3	8/6/2025	1.2

10.2+	Transition and Separation Agreement, dated November 11, 2025, by and between the Registrant and Neha Krishnamohan.				X

10.3+	Consulting Agreement, dated January 1, 2026, by and between the Registrant and Neha Krishnamohan.				X

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: November 12, 2025	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and EVP, Corporate Development (Principal Financial Officer and Principal Accounting Officer)