Form 10-K
period 2025-12-31
Artiva Biotherapeutics, Inc.
filed 2026-03-10
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $15.0M based on the closing price of $1.51 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the Registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2026 was 24,716,672.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
other risks and uncertainties, including those described under Part I, Item 1A, “Risk Factors” of this Annual Report.

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

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report:

•
We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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
•
We are substantially dependent on the success of our lead product candidate, AlloNK, which is in clinical development. Although we have other product candidates in our pipeline being developed by our partners, all of our other internally developed product candidates are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
Results of any patient who receives our product candidate in an investigator initiated trial may not be representative of how the product candidate will perform in our clinical trials and may not be able to be used to establish safety or efficacy for regulatory approval.
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
•
The manufacture of cell therapy products is novel, complex and subject to multiple risks. We have built and are operating our own clinical manufacturing facility and may decide to operate our manufacturing facility at commercial scale, but we could experience manufacturing problems such as delays or quality issues, and/or we could be required to or choose to modify our manufacturing processes, which could result in delays in the development or commercialization of our product candidates or otherwise harm our business.
•
Our partial reliance on third parties for manufacturing increases the risk that supply of our product candidates may become limited or interrupted or may not be of satisfactory quality and quantity.
•
We are dependent on third parties to acquire, ship and store our cord blood units, NK cell intermediate cell banks and drug product lots, and master and working feeder cell banks, and any disruption, quality concerns, damage or loss would cause delays in replacement and our business could suffer.
•
Our cell therapy products depend on the availability of reagents and specialized materials and equipment, including cord blood, which in each case are required to be acceptable to the FDA and comparable foreign regulatory authorities, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We and our third-party manufacturers rely on third-party suppliers for various components, materials and equipment required for the manufacture of our product candidates, some of which are single-source products, and do not have supply arrangements for certain of these components.
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

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on developing natural killer (NK) cell-based therapies for patients suffering from devastating autoimmune diseases and cancers. Our product candidates are derived from donor cells (allogeneic) rather than a patient’s own cells (autologous) and are pre-manufactured and stored frozen and ready to ship to a patient’s treatment location, making them what we believe to be “off-the-shelf.” Our lead product candidate, AlloNK (also known as AB-101), is an allogeneic, non-genetically modified, cryopreserved NK cell therapy designed to enhance the antibody-dependent cellular cytotoxicity (ADCC) effect of monoclonal antibodies (mAbs) to drive B-cell depletion. We are currently evaluating AlloNK in three ongoing clinical trials for the treatment of B-cell driven autoimmune diseases, including a company-sponsored basket trial across autoimmune diseases that includes rheumatoid arthritis (RA) and Sjögren’s disease (SjD). We are prioritizing refractory RA as our lead indication for AlloNK development. We expect to share initial clinical response data across dose levels from more than 15 refractory RA patients, several of whom will have 6 months or more follow up, in the first half of 2026. In addition, we plan to conduct FDA regulatory interactions in the first half of 2026 to align on the pivotal trial design for AlloNK in refractory RA.

Seminal peer-reviewed clinical studies using autologous CD19 chimeric antigen receptor (CAR) T-cell therapy (auto-CAR-T) for the treatment of autoimmune diseases have demonstrated that deep B-cell depletion in the periphery and in the lymphoid tissue can lead to high rates of clinical response and durability after a single cycle of treatment. We have demonstrated deep depletion of peripheral B cells in patients with autoimmune disease. In November 2025, we reported data from 32 patients with autoimmune disease treated with AlloNK plus anti-CD20 monoclonal antibody (mAb) as of October 1, 2025, data cutoff, showing consistent and complete B-cell depletion by Day 13 of treatment in all patients treated with AlloNK + mAb with samples analyzed. We believe this demonstration of complete peripheral B-cell depletion suggests that the regimen may achieve robust and durable clinical responses. Further, we observed complete responses (CRs) in heavily pre-treated patients naïve to auto-CAR-T in a Phase 1/2 clinical trial in patients with relapsed or refractory B-cell-non-Hodgkin lymphoma (B-NHL) treated with AlloNK in combination with the CD20-targeted mAb rituximab. We believe the preliminary results from B-NHL provide a readthrough to autoimmune disease because efficacy in both diseases appears to be accomplished with a shared mechanism of action involving B-cell depletion in the periphery and in the lymphoid tissues, followed by an immunological reset and B-cell reconstitution.

To our knowledge, AlloNK was the first allogeneic, off-the-shelf NK cell therapy candidate to receive Investigational New Drug application (IND) clearance to be administered to a patient with an autoimmune disease in a U.S. clinical trial, and to receive United States Food and Drug Administration (FDA) Fast Track designation in an autoimmune disease. Artiva has received Fast-Track Designation in RA and lupus nephritis (LN). Additionally, to our knowledge, AlloNK is the first allogeneic NK cell therapy candidate in the United States to receive IND clearance for a basket trial in autoimmune diseases, and specifically the first to be evaluated in RA and SjD. We believe as we continue to execute on our strategic plan that these critical first mover advantages will solidify our leadership in multiple autoimmune diseases with high unmet need. Receiving IND clearance and any special designations, such as Fast Track designation, does not guarantee clinical success, an accelerated review of AlloNK or increase the likelihood of approval of AlloNK by the FDA. Given our stage of development, it will take several years before we complete clinical development and receive regulatory approval of AlloNK or any of our product candidates, if at all.

B-Cell Driven Autoimmune Disease Background, Prevalence and Unmet Need

Many autoimmune diseases occur when autoreactive B-cells produce autoantibodies that target the body’s own healthy cells and tissues, which can lead to significant morbidity and use of chronic immunosuppressants including glucocorticosteroids. This presents an opportunity to develop treatments that deplete B-cells in a variety of autoimmune diseases such as RA, SjD, systemic sclerosis (SSc), myositis / idiopathic inflammatory myopathies (IIMs), systemic lupus erythematosus (SLE), LN, ANCA vasculitis, multiple sclerosis (MS) and myasthenia gravis (MG), which together account for approximately 7.9 million patients in the United States and Europe alone. Global sales for autoimmune disease, treatments for which in 2023 reached approximately $160 billion (including $65 billion for the top ten immunology and inflammation drugs focused on rheumatology) and represent the second-largest class of spending behind oncology, are expected to continue to grow.

In RA in particular, conventional synthetic disease-modifying drugs (csDMARDs) such as methotrexate (MTX) are typically used as first line therapy, followed by biological or targeted synthetic DMARDs (b/tsDMARDs). In the US, 6 classes of b/tsDMARDs are approved for the treatment of RA including anti-TNF, anti–IL-6R, IL-1 receptor antagonist, CTLA-4–Ig, anti-CD20, and JAK inhibitors. Responses have been shown to progressively and significantly decrease following inadequate responses to 2 or more distinct classes of b/tsDMARDs, leading to disease progression and long-term joint damage may continue. There are approximately 150,000-200,000 RA patients in the US alone who have failed 2 or more b/tsDMARDs.

While auto-CAR-T cell therapies have demonstrated the transformative potential of cell therapy, adoption has been limited since their initial approvals due to several factors, including but not limited, to safety, patient access, and scalability. Further, T-cell engager (TCE) approaches may address some of these challenges, such as patient access and scalability, but still have safety liabilities. We believe AlloNK in combination with B-cell targeted mAbs represents the next-generation of B-cell depleting therapies because it aims to address important limitations of T-cell-based approaches, including:

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
o
Safety: Therapies utilizing a T-cell-based mechanism, including autologous and allogeneic CAR-T cell as well as TCEs, are associated with immune effector cell-associated neurotoxicity syndrome (ICANS), cytokine release syndrome (CRS) and other severe adverse events, and treatment is generally only available at advanced clinical centers capable of supporting these patients. Conversely, in our clinical trials of AlloNK in combination with anti-CD20 mAbs in autoimmune disease, all patients were treated as outpatients, and the majority were treated at community rheumatology trial sites with no specialized oncology oversight, demonstrating feasibility of AlloNK administration and patient management in the community setting. In the first 32 patients treated, as of an October 1, 2025 data cutoff, no CRS or ICANS was reported. Only one patient was hospitalized for an adverse event (a skin infection unrelated to AlloNK) in the 28-day window post treatment. We believe this demonstrates the ability of AlloNK to be administered and managed in an outpatient setting, with limited risk of required hospitalization.
o
Cost: Cost of goods sold (COGS) to manufacture auto-CAR-Ts is estimated at over $100,000 per treatment course, limiting flexibility in therapy pricing. Conversely, commercial COGS for AlloNK per patient would be below a range of $3,000 to $12,000, approximately an order of magnitude below the current COGS of auto-CAR-T. We have the potential to treat 1,000 autoimmune patients per year just from our current manufacturing facility, with the ability to scale out to support commercialization. As auto-CAR-Ts move from their currently marketed indication of hematological malignancies towards chronic and more prevalent autoimmune diseases, AlloNK’s extremely competitive commercial COGS could allow for advantageous pricing flexibility and payor coverage, if approved.

Our Pipeline

Our lead product candidate, AlloNK, is currently being evaluated in combination with B-cell targeted mAbs in patients with autoimmune diseases including RA, SjD, SSc, and IIMs. We are prioritizing refractory RA as our lead indication for AlloNK development. In addition, we are also pursuing our CAR-NK product candidates in multiple indications through collaborator-funded trials. Our current pipeline is depicted below.

Note: Artiva holds ex-APAC rights to all programs.

Note: RA: Rheumatoid Arthritis; SjD: Sjögren’s Disease; SLE: Systemic Lupus Erythematosus; SScl Systemic Sclerosis; LN: Lupus Nephritis; IIMs: Idiopathic Inflammatory Myopathies; AAV: Anti-neutrophil cytoplasmic antibody (ANCA) associated vasculitis (AAV); PV: Pemphigus Vulgaris; NHL: Non-Hodgkin lymphoma

(1) Investigator-Initiated Basket Trial

(2) Trial completed; Trial in close-out after decision to discontinue the remaining long-term follow-up period

AlloNK Overview

Our lead product candidate, AlloNK, is a non-genetically modified, cryopreserved NK cell therapy being evaluated in combination with B-cell targeted mAbs in three ongoing clinical trials for the treatment of B-cell driven autoimmune diseases, including a company sponsored Phase 2a basket trial in multiple autoimmune indications including RA and SjD and a basket investigator-initiated trial (IIT) in B-cell driven autoimmune indications. The sites within the trials are community rheumatology trial sites with no specialized oncology oversight, demonstrating feasibility of AlloNK administration and patient management in the community setting. AlloNK is also being investigated a company-sponsored Phase 1 study testing AlloNK in combination with rituximab or obinutuzumab in patients with SLE or LN.

AlloNK in combination with rituximab has been granted Fast Track designation by the FDA in October 2025 in patients with refractory RA. We have completed enrollment in our Phase 1/1b clinical trial in combination with rituximab or obinutuzumab in patients with SLE or LN, and are actively enrolling our company-sponsored Phase 2a basket trial in multiple autoimmune indications including RA and SjD. As of the data cutoff date on October 1, 2025, 32 patients have been treated with AlloNK plus anti-CD20 monoclonal antibody therapy across refractory RA, SjD, SLE, LN and SSc in the two company-sponsored trials and the IIT. In addition, AlloNK in combination with rituximab or obinutuzumab has been granted Fast Track designation by the FDA to improve disease activity in patients with class III or class IV LN. Fast Track designation does not guarantee clinical success, an accelerated review of AlloNK or increase the likelihood that AlloNK will receive regulatory approval by the FDA.

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

Our Collaborator-Funded Trials

We previously entered into a strategic collaboration agreement with Affimed GmbH, a subsidiary of Affimed N.V. (Affimed), whereby we investigated AlloNK in a Phase 2 trial in combination with acimtamig, a CD30-targeted NK cell engager, in CD30+ Hodgkin lymphoma (HL). In May 2025, Affimed filed for insolvency and in July 2025, we terminated our collaboration agreement with Affimed.

In addition, we own exclusive worldwide rights (excluding Asia, Australia and New Zealand (ex-APAC)) for AB-201, a human epidermal growth factor receptor 2 (HER2) targeting CAR-NK cell product candidate, and for AB-205, a CD5 directed CAR-NK cell product candidate.

Manufacturing Capabilities

We have a manufacturing-first approach, referencing the fact that even before we were founded, our strategic partner, GC Cell, had already invested years pioneering the manufacturing process that we use today. Unlike most other companies in the NK field who started clinical development before establishing a scalable manufacturing process, we started clinical development with a mature and robust process in place. Our process is designed to allow us to produce off-the-shelf, allogeneic NK cell therapy candidates and to potentially meet the scale of commercial demand, with the mission to make these therapies broadly accessible for patients with devastating autoimmune diseases and cancers. We leveraged our deep expertise in NK cell biology to establish an end-to-end proprietary process in collaboration with GC Cell. In our San Diego headquarters, we have established a 9,000 square foot, purpose-built cell production center that is compliant with current Good Manufacturing Practices (cGMP). At the dose levels currently being tested, with an aggregate of three billion to twelve billion AlloNK cells total per patient, AlloNK COGS per patient in the commercial setting would be below a range of $3,000 to $12,000, approximately an order of magnitude below the current COGS of auto-CAR-T.

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

▪
Autoimmune disease treatment approach supported through complete peripheral B-cell depletion patients with autoimmune disease and complete responses observed in lymphoid tissues of patients with B-cell NHL. Our conviction in the clinical translation of our proposed mechanism of action is driven by preliminary data observed from our three ongoing clinical trials in autoimmune disease, as well as from our completed Phase 1/2 clinical trial of AlloNK in combination with rituximab in patients with relapsed or refractory B-NHL. In November 2025, we reported data from 32 patients with autoimmune disease treated with AlloNK plus anti-CD20 mAb as of October 1, 2025, data cutoff, showing consistent and complete B-cell depletion. Specifically, all 23 patients with samples analyzed demonstrated non-quantifiable peripheral CD19+ B-cell levels by Day 13 of treatment, irrespective of baseline B-cell counts. Similarly, results from a high-sensitivity B-cell depletion assay with 10- to 50-fold higher sensitivity than typical assays demonstrated non-quantifiable peripheral CD19+ B-cell levels, further supporting the intended mechanism of action for AlloNK. B-cell reconstitutions in the four patients treated with AlloNK + rituximab who had achieved B-cell reconstitution as of the data cutoff demonstrated predominantly naïve and transitional cells at the time of reconstitution, in line with what has been observed with CD19-auto-CAR-T treatment. The depth and consistency of B-cell depletion are comparable to those achieved with CD19-auto-CAR-T cell therapies and meaningfully greater than rituximab alone as reported in published studies. We believe this data provides support for a B-cell depleting mechanism of action of AlloNK in combination with B-cell targeted mAbs. AlloNK in combination with rituximab has also demonstrated CRs in B-NHL patients as measured by imaging of tumor lesions. Because of the common tissues of interest, principally the lymphoid tissues, in B-NHL and autoimmune diseases, we believe data in these B-NHL patients provides supporting evidence for our proposed mechanism of action in autoimmune disease. In the Phase 1 portion of this trial, as of October 22, 2025, in the fourteen patients who were naïve to CAR-T, the complete response rate (CRR) was 64%, as determined by the Lugano 2014 criteria. The Lugano 2014 criteria is a widely accepted and published methodology used in clinical trials as well as in clinical practice for response assessment in lymphoma. The criteria recommend a combination of disease morphology assessment using computed tomography (CT) and lesion metabolic activity assessment on positron emission tomography (PET), with PET metabolic assessments being the driver for overall response assessment. As of the October 22, 2025 data cutoff date, five of the nine patients with a CR had an ongoing response (meaning continuation of the CR at all follow-up points), with median duration of response (DOR) not reached, but at least 19.4 months. The longest responder remained progression free for at least 24 months after the start of treatment. We believe these data support that AlloNK in combination with B-cell targeted mAbs has the potential to provide deep B-cell depletion in common target tissues between B-NHL and autoimmune diseases and offer therapeutic potential, a differentiated safety profile and patient accessibility in numerous autoimmune diseases.
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
▪
Proprietary manufacturing process allows for scalable and potentially cost effective AlloNK production. Our robust chemistry, manufacturing and controls (CMC) experience, ample capacity and limited overhead enable us to produce allogeneic, off-the-shelf, NK cell therapy candidates at scale. Utilizing our proprietary process we and GC Cell have manufactured over 50 clinical batches of AlloNK, producing thousands of AlloNK vials at one billion cells per vial, and have demonstrated both batch-to-batch and donor-to-donor consistency. Our manufacturing platform and scale-up process is rooted in over a decade of NK cell expansion experience by our strategic partner, GC Cell, and has been further improved upon by our team. In our San Diego headquarters, we have established a 9,000 square foot, purpose-built cell production center that is cGMP-compliant. At the dose levels currently being tested, with an aggregate of three billion to twelve billion AlloNK cells total per patient, AlloNK COGS per patient in the commercial setting would be below a range of $3,000 to $12,000, approximately an order of magnitude below the current COGS of auto-CAR-T. With this COGS, we could have the flexibility to reduce the price relative to auto-CAR-T while still maintaining a high margin.
▪
Non-genetically modified cell therapy has not shown integrating vector-induced secondary malignancies, which is a benefit in an autoimmunity setting. As of December 31, 2023, the FDA had received reports of 22 cases of secondary T-cell malignancies (including CAR+ lymphoma) in patients who received treatment with BCMA- or CD19-directed genetically modified auto-CAR-T therapy. Transgene insertion of CAR was detected in the malignant clone in each of the three cases for which genetic sequencing was performed. As a result, in January 2024, the FDA determined that boxed warning language addressing these malignancies should be included on the label for all BCMA- and CD19-directed genetically modified auto-CAR-Ts to alert patients and clinicians of the potential risk of developing secondary T-cell malignancies following treatment. Unlike CAR-T and any genetically modified cell therapy, AlloNK is a non-genetically modified NK cell therapy candidate and has not shown any secondary malignancies either in our NHL clinical trial, as of an October 22, 2025 database lock, or in our autoimmune clinical trials, as of February 12, 2026. We believe this will make our therapeutic candidate a preferable and differentiated treatment option for physicians and patients.
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
▪
Strategic execution led to first-mover advantage in autoimmune disease. We have advanced AlloNK into clinical trials for autoimmune diseases, and we believe we have achieved multiple critical clinical and regulatory milestones ahead of other allogeneic, off-the-shelf NK cell therapy companies. Specifically, the FDA cleared our IND for AlloNK in combination with rituximab for our Phase 1/1b clinical trial in patients with class III or IV LN in August 2023, and we dosed the first patient in this trial in April 2024. To our knowledge, this made AlloNK the first allogeneic, off-the-shelf NK cell therapy candidate to be administered to a patient with an autoimmune disease in a U.S. clinical trial and the first allogeneic, off-the-shelf NK cell therapy to receive Fast Track designation in an autoimmune indication. Further, in April 2024, the FDA cleared an IND submitted by IRIS, a large community practice rheumatology clinic in Florida, to conduct a basket IIT in multiple autoimmune indications. Treatment of the first patient in this basket IIT was initiated in August 2024. Through this IIT, to our knowledge, AlloNK is the first allogeneic NK cell therapy candidate in the United States to receive allowance to proceed with a basket study under an IND, and specifically the first to be evaluated in RA, PV and AAV, which we believe solidifies our potential leadership in multiple large-market diseases. Further, the FDA cleared our IND for AlloNK in combination with rituximab for our Phase 2 basket study in May 2025, which, to our knowledge, made AlloNK the first allogeneic NK cell therapy candidate in the United States to be evaluated in SjD. AlloNK in combination with rituximab has been granted Fast Track designation by the FDA in October 2025 in patients with refractory RA.
▪
We believe our established manufacturing capabilities empower us to capitalize on our first-mover advantage to efficiently develop and, if approved, potentially commercialize a wide range of indications relative to auto-CAR-Ts, which we believe are constrained due to the limitations associated with manufacturing autologous cell therapies. We believe all of these potential advantages, along with our expected competitive advantage in enrollment timing, will allow us to efficiently progress AlloNK through the clinic and position us to capitalize on the broad market opportunity of B-cell driven autoimmune diseases. Receiving IND clearance and any special designations, such as Fast Track designation, does not guarantee an accelerated review of AlloNK or increase the likelihood of approval of AlloNK by the FDA. Given our stage of development, it will take several years before we complete clinical development and receive regulatory approval of AlloNK or any of our product candidates, if at all.

Our Strategy

Our strategy is to develop safe and effective NK cell-based therapies that patients and physicians can utilize in a community setting. We believe the compelling cell killing properties of NK cells, when combined with mAbs for targeting specific antigens, creates an opportunity to generate potentially transformative therapies. Key elements of our strategy include:

▪
Advance our lead product candidate, AlloNK, through clinical development in RA and demonstrate the broad clinical potential of NK cell therapies in autoimmune diseases. We are advancing AlloNK through clinical development to address the significant unmet need in autoimmunity as well as patient and physician desire for a safe, accessible therapy. The FDA cleared our IND for AlloNK in combination with rituximab for our Phase 2 basket study in May 2025. We have subsequently reported safety and translational data from 32 patients dosed across this study and our other two ongoing studies in autoimmune disease, as of an October 1, 2025 data cutoff date. We are prioritizing refractory RA as our lead indication for AlloNK development and expect to share initial clinical response data across dose levels from more than 15 refractory RA patients, several of whom will have 6 months or more follow up, in the first half of 2026. In addition, we plan to conduct FDA regulatory interactions in the first half of 2026 to align on the pivotal trial design for AlloNK in refractory RA. We plan to develop AlloNK in additional autoimmune indications as response data from our ongoing Phase 1 and Phase 2 studies matures.
▪
Demonstrate the clinical potential of NK cell therapies to address limitations of auto-CAR-Ts. Auto-CAR-Ts have proven to be an effective therapeutic modality in cancer and have shown therapeutic clinical benefit in autoimmune disease. We believe this is the first step in an evolution where next generations of the technology will improve safety and expand access to the point where cell therapies truly are available to any patient in need. We have optimized an end-to-end NK cell manufacturing process to potentially deliver AlloNK on a large scale and at low cost, having leveraged more than a decade of NK cell manufacturing expertise and know-how. We believe AlloNK in combination with B-cell targeted mAbs represents the next-generation of B-cell depleting therapies because it aims to address important limitations of auto-CAR-T, including:
▪
Scalability: AlloNK is an allogeneic, off-the-shelf product candidate that can be manufactured at scale, cryopreserved, easily transported through cold-chain logistics and we believe can be made readily available for patients. In contrast, auto-CAR-T therapy requires a complex, costly, and lengthy manufacturing process that is individualized for each patient. The need for hospitalization further compounds the challenges of scalability and access, adding financial burden to the healthcare system. For example, toxicity and extended hospitalization from treatment with auto-CAR-T could add an incremental financial burden. According to a real-world study conducted in 2021 by Oregon Health & Science University and presented by Maziarz et al. the average cost of treatment, excluding the cost of auto-CAR-T itself, was $383,000 and could reach over $1 million per patient. In contrast, we reported that in the first 9 RA and SLE patients treated in our IIT at a single community rheumatology site, the mean non-AlloNK cost per patient, inclusive of all other study drugs, procedures, and AE management, was $18,301 per patient. The scalability of our process creates the potential to expand treatment access to the many autoimmune patients annually who currently live with the consequences of long-term steroid use.
▪
Safety: As a result of autologous and allogeneic CAR-Ts’ association with CRS, ICANS, and other severe adverse events, treatment is generally only available at advanced clinical centers capable of supporting these patients. Conversely, in the first 32 autoimmune patients treated, as of an October 1, 2025 data cutoff, no CRS or ICANS was reported, and most treatment-emergent adverse events (TEAEs) were Grade 1 or 2, transient, and consistent with expected effects of Cy and Flu conditioning. Infection rates were similar to those observed with approved biologics for RA, and only one patient of the first 32 was hospitalized for an adverse event (a skin infection unrelated to AlloNK) in the 28-day window post treatment. Data as of the cutoff date suggest that overall patient and physician experience and the emerging tolerability profile are consistent with the treatment journey typically observed with intravenous mAb therapies.
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

Unmet Need in RA

In RA, csDMARDs such as MTX are typically used as first line therapy, followed by b/tsDMARDs. In the US, 6 classes of b/tsDMARDs are approved for the treatment of RA including anti-TNF, anti–IL-6R, IL-1 receptor antagonist, CTLA-4–Ig, anti-CD20, and JAK inhibitors. Responses have been shown to progressively and significantly decrease following inadequate responses to 2 or more distinct classes of b/tsDMARDs, leading to disease progression and long-term joint damage may continue. There are approximately 150,000-200,000 RA patients in the US alone who have failed 2 or more b/tsDMARDs.

Our Solution – AlloNK

Our lead product candidate, AlloNK is an allogeneic, non-genetically modified, cryopreserved NK cell therapy candidate designed to enhance the ADCC effect of mAbs to drive B-cell depletion. Using our proprietary cell therapy manufacturing platform, we can generate thousands of doses of cryopreserved, infusion-ready AlloNK from a single cord blood unit.

AlloNK is being studied in combination with rituximab in a company-sponsored Phase 2 basket trial, currently enrolling patients with 4 autoimmune diseases (RA, SjD, SSc and IIMs) at sites across the United States and Europe. In this study, all patients are treated as outpatients, and the majority of sties are community rheumatology trial sites with no specialized oncology oversight, demonstrating feasibility of AlloNK administration and patient management in the community setting. AlloNK is also being investigated in two additional clinical trials in patients with autoimmune disease: a company-sponsored Phase 1 study testing AlloNK in combination with rituximab or obinutuzumab in patients with SLE or LN; and a Phase 1 IIT testing AlloNK in combination with rituximab in patients with RA, PV, AAV, and SLE.

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

Early Evidence of Mechanism of Action and Activity in Autoimmune Disease

Translational Data from Ongoing Autoimmune Studies

Translational analyses from ongoing clinical studies in autoimmune disease demonstrate that treatment with AlloNK in combination with a CD20 monoclonal antibody results in rapid and consistent peripheral B-cell depletion. As of the October 1, 2025 data cut-off, all 23 evaluable patients with sufficient follow-up achieved B-cell levels below the limit of quantitation, regardless of baseline B-cell counts, with depletion observed by Day 13. Peripheral B-cell reconstitution was observed beginning at approximately six months following treatment, which is generally consistent with the time to reconstitution reported in autoimmune patients treated with rituximab monotherapy.

Importantly, although a CD20-directed antibody was used, B-cell levels were assessed using CD19+ peripheral blood measurements, enabling direct comparison to published datasets across therapeutic modalities. Total immunoglobulin levels largely remained within the normal range, and no cases of hypogammaglobulinemia were reported as of the data cut-off, supporting the potential for deep depletion without overt compromise of humoral immunity.

Note: Preliminary data as of October 1, 2025 data cutoff; Preliminary data from ongoing autoimmune clinical trials: Phase 2a basket trial, Phase 1/1b trial in SLE/LN, investigator-initiated basket trial; Data not cleaned and subject to change

Note: Cy: cyclophosphamide; Flu: fludarabine; mAbs: monoclonal antibodies; RTX: rituximab; OBI: obinutuzumab

Uniform and consistent B-cell depletion observed by Day 13 in all 23 patients with autoimmune diseases treated with Cy / Flu + AlloNK + anti-CD20 mAb (RTX or OBI) with samples analyzed as of data cutoff

To further characterize the depth of B-cell depletion, a high-sensitivity B-cell assay was utilized and contextualized against published literature. Historically, most clinical studies evaluating B-cell depletion, including studies of rituximab and other deep B-cell–depleting therapies, have relied on standard TBNK assays with limits of detection of approximately 5–10 cells per microliter. At this sensitivity, rituximab frequently appears to induce complete depletion. However, published studies using higher-sensitivity assays (with detection limits approximately 10–50 times lower) demonstrate that residual B cells, typically at levels of 1–2 cells per microliter, remain detectable in a substantial proportion of patients treated with rituximab alone. In comparative analyses, approximately 40% of patients in a published cohort of 99 autoimmune patients treated with rituximab had quantifiable B cells when assessed using high-sensitivity assays. In contrast, all autoimmune patients treated to date with the AlloNK regimen have demonstrated non-quantifiable B-cell levels by high-sensitivity assessment.

Note: No head-to-head trial has been conducted evaluating AlloNK against other data included herein. Differences exist between clinical trial design, patient populations and the product candidates/products themselves, and caution should be exercised when comparing data across trials

Preliminary data as of October 1, 2025 data cutoff; Reflects patients with respective follow up as noted on chart for whom samples were analyzed as of the data cutoff.

Preliminary AlloNK data from ongoing autoimmune clinical trials: Phase 2a basket trial, investigator-initiated basket trial Reported numbers subject to change; Lower limit of quantitation (LLOQ)= 0.22 cells /µl.

Note: Cy: cyclophosphamide; Flu: fludarabine; RTX: Rituximab, RA: Rheumatoid Arthritis; SLE: Systemic Lupus Erythematosus

(1) Adapted from Dass et al., Arthritis & Rheumatology (2008) 58(10):2993–99, DOI:10.1002/art.23902, Fig. 3A; and Vital et al., Arthritis & Rheumatology (2011) 63(10):3038–47, DOI:10.1002/art.30466. Data represent the mean across 99 RTX-treated patients; derived from referenced publications (percent of patients with quantifiable B cells at indicated timepoints).

First 17 Patients Treated with AlloNK + RTX All Show Complete B-Cell Depletion Using
High Sensitivity Assay

Further, high-sensitivity analyses from the AlloNK clinical program indicate that the full treatment regimen, including lymphodepletion, AlloNK, and a CD20 monoclonal antibody, is required to achieve deep B-cell depletion. In a patient treated with AlloNK without a monoclonal antibody, B cells remained detectable throughout follow-up. Upon subsequent treatment with the full regimen, the same patient achieved complete B-cell depletion as measured by the high-sensitivity assay, sustained through at least four weeks.

Note: Preliminary data as of October 1, 2025 data cutoff; Preliminary data from ongoing autoimmune clinical trials: Phase 2a basket trial, Phase 1/1b trial in SLE/LN, investigator-initiated basket trial Reported numbers subject to change; Data plotted on log scale; values for C2D13 and C2D28 are zero

Note: Cy: cyclophosphamide; Flu: fludarabine; mAb: monoclonal antibody

B-cell depletion in one patient with autoimmune disease who received Cy / Flu + AlloNK as their first cycle and the full treatment regimen as their second cycle

Finally, evaluation of B-cell subpopulations at reconstitution in four patients treated with AlloNK plus rituximab demonstrated a predominance of naïve and transitional B cells, a pattern consistent with published observations following CD19-directed autologous CAR-T therapy and suggestive of immune reconstitution following deep B-cell depletion.

Note: No head-to-head trial has been conducted evaluating AlloNK against other data included herein. Differences exist between clinical trial design, patient populations and the product candidates/products themselves, and caution should be exercised when comparing data across trials

Note: Preliminary data as of October 1, 2025 data cutoff for patients treated with AlloNK + RTX in ongoing autoimmune trials. Reflects patients who have seen B-cell reconstitution since treatment. (n=4)

Note: BL: baseline; RC: reconstitution; RTX: rituximab

(1)Adapted from Mackensen et al 2022. Nature Medicine volume 28, 2124–2132

Increase in Naïve / Transitional B-Cells Following B-Cell Depletion with AlloNK + mAb Consistent with CD19 auto-CAR T Experience

B-NHL Readthrough to Autoimmune Disease

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

In the Phase 1 portion of this trial, as of October 22, 2025, in the fourteen patients who were naïve to CAR-T, the CRR was 64%, as determined by the Lugano 2014 criteria. The Lugano 2014 criteria is a widely accepted and published methodology used in clinical trials as well as in clinical practice for response assessment in lymphoma. The criteria recommend a combination of disease morphology assessment using CT and lesion metabolic activity assessment on PET, with PET metabolic assessments being the driver for overall response assessment. As of the October 22, 2025 data cutoff date, five of the nine patients with a CR had an ongoing response (meaning continuation of the CR at all follow-up points), with median DOR not reached, but at least 19.4 months. The longest responder remained progression free for at least 24 months after the start of treatment. We believe these data support that AlloNK in combination with B-cell targeted mAbs has the potential to provide deep B-cell depletion in common target tissues between B-NHL and autoimmune diseases and offer therapeutic potential, a differentiated safety profile and patient accessibility in numerous autoimmune diseases.

Early Evidence of Differentiated Safety Profile, Supporting Broadened Therapeutic Access

AlloNK is designed to lend itself to an improved experience for the patient following treatment and we believe this will broaden access to the community setting. This is in contrast to auto-CAR-T, where mandatory hospitalization is often required in order to observe for side-effects such as CRS and ICANS. We believe AlloNK has the potential to enable rheumatologists to treat patients in their own infusion centers as opposed to having to refer patients to tertiary care centers. In the first 32 autoimmune patients treated, as of an October 1, 2025 data cutoff, no CRS or ICANS was reported, and most treatment-emergent adverse events (TEAEs) were Grade 1 or 2, transient, and consistent with expected effects of Cy and Flu conditioning. Infection rates were similar to those observed with approved biologics for RA, and only one patient of the first 32 was hospitalized for an adverse event (a skin infection unrelated to AlloNK) in the 28-day window post treatment. All patients, as of this cutoff date, were treated as outpatients, and the majority were treated at community rheumatology trial sites with no specialized oncology oversight, demonstrating feasibility of AlloNK administration and patient management in the community setting. We believe this overall patient and physician experience and emerging tolerability profile are consistent with the treatment journey typically observed with intravenous mAb therapies.

The figure below shows the number of drug-related hospitalization days for the 30 days following dosing of AlloNK for all 32 autoimmune patients treated as of October 1, 2025.

Note: Preliminary data as of October 1, 2025 data cutoff, patients completed day 28 visit following first cycle with Cy / Flu + AlloNK + mAb; Data not cleaned and subject to change

Note: Cy: cyclophosphamide; Flu: fludarabine; mAb: monoclonal antibody; AE: adverse event; IV: intravenous; IIT: investigator initiated trial

* Protocol variances: AlloNK on d5 vs d6; first mAb dose on d1 vs d2; second mAb dose on d13 in company sponsored trial vs d15 in IIT, second dose of AlloNK in both at D13

** Protocol and practice variations: some patients had >6 infusion days due to separation of AlloNK and mAb dosing

Number of Hospitalization Days Due to Drug-related Adverse Events in 32 Patients Treated with AlloNK in Combination with anti-CD20 mAbs Across Three Ongoing Clinical Studies in Autoimmune Disease

As of the October 1, 2025 data cut-off, no treatment discontinuations were reported. There was one dose-limiting toxicity reported, consisting of persistent neutropenia beyond Day 28 in a patient who did not receive G-CSF supportive therapy. The patient was asymptomatic, and the neutropenia resolved spontaneously by approximately five weeks without intervention. Infection rates were low, with one reported Grade 3 infection during the evaluation period. Neutrophil and lymphocyte counts generally returned toward normal values by approximately Day 30 post-treatment. Many patients received prophylactic anti-infective therapy during the period of immunosuppression.

No CRS, no ICANS, and no requirement for tocilizumab have been reported to date with the AlloNK regimen. The safety profile observed thus far appears consistent with administration in a standard infusion setting and may support outpatient management, subject to continued clinical evaluation.

Note: No head-to-head trial has been conducted evaluating AlloNK against other data included herein. Differences exist between clinical trial design, patient populations and the product candidates/products themselves, and caution should be exercised when comparing data across trials

Note: Preliminary data as of October 1, 2025 data cutoff. for Cy / Flu + AlloNK + mAb from ongoing autoimmune clinical trials: Phase 2a basket trial, Phase 1/1b trial in SLE/LN, investigator-initiated basket trial

N.R.: Not Reported

Note: CRS: cytokine release syndrome; ICANS: immune effector cell-associated neurotoxicity syndrome; mAbs: monoclonal antibodies; RA: rheumatoid arthritis; IVIG: intravenous immunoglobulin

(1) Hagen et al ACR 2025. Abstract #0641 (2) Bucci et al ACR 2025. Abstract #0236 (3) Infection rates in USPI for Humira, Rinvoq, Orencia and Rituxan

AlloNK’s Tolerability Profile Observed to Date Compares Favorably to Autologous CAR-T and BCMA Targeted T-Cell Engagers

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

We are currently evaluating AlloNK in three ongoing clinical studies. First, our Phase 2 basket study is testing combination with rituximab in RA, SjD, SSc and IIMs. We plan to prioritize further development of this combination in RA. AlloNK is also being investigated in combination with rituximab or obinutuzumab in a Phase 1/1b open-label multi-center clinical trial in patients with SLE with or without LN who previously failed treatment, for which the FDA has granted Fast Track designation to improve disease activity in patients with class III or class IV LN. In addition, an ongoing basket IIT is assessing the safety, tolerability and clinical activity of AlloNK in combination with rituximab in patients with RA, PV, GPA / MPA and SLE.

Our Phase 2 Basket Study, Prioritizing Clinical Development in RA

Our ongoing open-label Phase [2a] clinical study (NCT06991114) is evaluating the safety and preliminary efficacy of AlloNK, an allogeneic in combination with the anti-CD20 mAb rituximab in adults with relapsing forms of B-cell dependent rheumatologic diseases. The trial is designed as a single-group assignment and is recruiting approximately 90 adult participants with refractory RA, SjD, idiopathic inflammatory myopathies, or systemic sclerosis who have demonstrated inadequate response to prior therapies. The primary objective is to assess safety and tolerability of the combination regimen over the treatment period. Secondary objectives include evaluation of disease-specific efficacy endpoints at Week 52, such as changes in the Disease Activity Score 28 (DAS28-ESR) for RA, the Clinical European League Against Rheumatism Sjögren’s Syndrome Disease Activity Index (ClinESSDAI) for SjD, total improvement scores for myopathies, and the revised Composite Response Index in Systemic Sclerosis

(rCRISS). The general treatment schema used across our studies is outlined below. The lymphodepletion treatment regimen consists of three daily doses of 30 mg/m2 fludarabine and a single dose of 1000 mg/m2 cyclophosphamide, a very similar regimen as utilized in other cell therapy studies in oncology and autoimmune disease.

Treatment Regimen for AlloNK in Combination with Anti-CD20 mAbs in Our Ongoing Clinical Studies

AlloNK Clinical Development in Additional Indications

B-cell depletion has a therapeutic activity in multiple additional autoimmune indications as evidenced by indications where mABs targeted against CD20 such as rituximab and ocrelizumab are approved, as well as data from various auto CAR T studies in autoimmune disease.

Our open-label Phase 1 clinical study (NCT06265220) is evaluating AlloNK in combination with anti-CD20 mAbs (rituximab or obinutuzumab), following [lymphodepleting] chemotherapy, in adult subjects with relapsed or refractory lupus nephritis Class III or IV—with or without Class V—or other forms of refractory systemic lupus erythematosus. The trial is designed to enroll approximately 51 adults who have failed prior standard-of-care treatments. The primary objective is to assess the safety, tolerability and preliminary activity of the investigational regimen. Secondary assessments include overall health and response status following one or two treatment cycles spaced approximately 24 weeks apart. Participants receive lymphodepletion with cyclophosphamide and fludarabine prior to AB-101 administration, and treatment assignment may include AB-101 monotherapy or AB-101 combined with a B-cell depleting antibody.

The IIT (NCT06581562) is a basket trial, which is a clinical trial that evaluates how well a therapy works in patients with different diseases that share a common characteristic, such as different autoimmune indications. The basket design utilizes an initial safety run-in stage of nine all-comers patients with any of the four included indications, followed by expansion cohorts. The IIT will initially enroll patients with RA, PV, GPA / MPA and SLE. The primary objective of the clinical trial is to assess the safety, tolerability and preliminary activity of AlloNK in combination with rituximab. Primary efficacy endpoints specific to each indication (RA, PV, GPA / MPA and SLE) will be used. We also anticipate assessing translational biomarkers, including levels of autoantibodies relevant in each indication, serum complement levels, serum immunoglobulin isotypes, peripheral B-cell subsets, and peripheral levels of AlloNK for pharmacokinetic analysis. Treatment of the first patient in the basket IIT was initiated in August 2024.

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

The NK cell expansion process consists of the following steps:

▪
ICB (Intermediate Cell Bank) production: The cord blood unit is thawed and depleted of T-cells before culturing with the eFeeder cells, resulting in a significant expansion and enrichment of NK cells. For CAR-NK product candidates, a lentivirus vector encoding the specific CAR construct and IL-15 can be introduced at this stage. This results in the generation of cryopreserved ICB which is then stored in vials. ICB samples are assessed for quality against qualified release specifications before use in the second expansion stage. For AlloNK, we routinely produce 50-80 vials of ICB from each cord blood unit. We have produced multiple ICBs from different donor cord blood units for each product candidate.
▪
Drug product production: A single vial of ICB is used to seed a second expansion step. This takes place in a 50-liter, single-use bioreactor and results in highly active, pure NK cells. The NK cells are harvested, vialed and cryopreserved. For AlloNK, we routinely produce >80 vials of one billion NK cells per vial for clinical use from each drug product batch. We have multiple bioreactors installed at our San Diego facility and have capacity to produce up to 60 batches per year. Samples of drug product from each batch are tested using qualified assays prior to release for clinical use.
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

For AlloNK, at the current scale, each cord blood unit is expanded to yield 50 to 80 cryopreserved ICB units. In turn, each ICB unit is further expanded to yield 80 to 100+ one billion-cell drug product vials. The demonstrated expansion from a single cord blood unit is therefore over 4,000 one billion-cell vials which are enough to treat over 250 to 1,000 autoimmune patients assuming one billion to four billion AlloNK cells per dose and three doses for a treatment regimen of an aggregate of three billion to twelve billion AlloNK cells total per patient with autoimmune disease. To date, we and GC Cell have produced over 50 clinical batches of AlloNK, producing thousands of AlloNK vials at one billion cells per vial, and have performed release testing on drug product derived from eight different donors. We have demonstrated both batch-to-batch and donor-to-donor consistency.

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

Our Facility

In addition to the research and manufacturing capabilities at GC Cell’s headquarters in Korea, we have established full development and manufacturing facilities in San Diego, California. We have built a new 52,000-square-foot corporate headquarters, which includes research and process development laboratories, and have recruited a team of cell therapy experts driving discovery research, preclinical development, translational science, process and analytical development, and cell therapy manufacturing Our headquarters also includes a 9,000 square-foot purpose-built cGMP manufacturing center to support NK and CAR-NK cell production for our pipeline development and clinical trial supply. This new facility capacity is in addition to on-going CAR-NK manufacturing in Korea.

Our scaled manufacturing process established at GC Cell over more than ten years has enabled us to design an efficient layout for our San Diego manufacturing center that is cGMP compliant. Our facility comprises multiple production suites, a ICB / virus suite and a suite devoted to product fill-finish and cryopreservation. Each of the three 50L bioreactor suites dedicated to drug product production have the capacity to run 20 batches per year. Given drug product batches can yield more than 80-100 AlloNK vials with one billion NK cells each, our facility has the capacity to generate over 5,000 one billion NK cell vials per year.

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

Our known biopharmaceutical competitors that are developing allogeneic NK, CAR-NK, or CAR-T cell therapies or T-cell engaging bispecific antibodies include, but may not be limited to, the following: Adicet Bio, Inc., Allogene Therapeutics, Inc., Amgen Inc., Artec Biotech, Inc., Autolus Therapeutics plc, Bristol-Myers Squibb Co, Cabaletta Bio, Inc., Capstan Therapeutics, Inc. (acquired by AbbVie), Candid Therapeutics, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., Celularity Inc., Century Therapeutics, Inc., Chimeric Therapeutics Ltd., Climb Bio, Inc., Coeptis Therapeutics Holdings, Inc., Cullinan Therapeutics Inc., Deverra Therapeutics Inc., Fate Therapeutics, Inc., Gamida Cell Ltd., Gilead Sciences, Inc., Glycostem Therapeutics B.V., Gracell Biopharmaceuticals, Inc. (acquired by AstraZeneca), GSK plc, iCell Gene Therapeutics Inc., ImmPACT Bio USA, Inc. (acquired by Lyell Immunopharma, Inc.), ImmunityBio, Inc., Indapta Therapeutics, Inc., Interius BioTherapuetics, Inc., ITabMed Co., Ltd., Johnson & Johnson, Kyverna Therapeutics, Inc., Luminary Therapeutics, Inc., Merck & Co., Inc., MiNK Therapeutics, Inc., Nkarta, Inc., NKGen Biotech, Inc., NÖK Therapeutics, Inc., Novartis AG, Orbital Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Roche, Rui Therapeutics Biotechnology Co., Ltd., Sana Biotechnology, Inc., Sanofi, Shoreline Biosciences Inc., Synthekine Inc., Takeda Pharmaceuticals Company Limited, UCI Therapeutics, Wugen, Inc. and Xencor, Inc.

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

Our current patent portfolio as of March 1, 2026, includes seven patent families licensed from GC Cell that primarily relate to innovative manufacturing processes and methods for generating therapeutic NK cells. These families disclose compositions and methods used in NK cell manufacturing processes, as well as resulting products and therapeutic compositions, along with methods of treating cancer using these products and therapeutic compositions.

Our current patent estate as of March 1, 2026, includes three patent families licensed from GC Cell, three patent families we co-own with GC Cell, and one patent family that we own covering constructs for use in our CAR-NK programs. Two of the families we license from GC Cell relate to particular CAR components. The first of these includes one issued patent in the U.S. as well as pending applications in the United States, Europe, and Canada, and any patents that issue from these pending applications are expected to expire in 2037, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees; the second of these includes a pending application in the United States, and any patents that issue from this pending application are expected to expire in 2042, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees. The third family we license from GC Cell relates to a novel anti-HER2 antibody or antigen-binding fragment and includes four issued U.S. patents and pending applications in the United States, Europe, Canada, and Israel. The issued U.S. patents are expected to expire in 2038, and any patents that issue from the pending patent applications in these licensed families are expected to expire between 2038 and 2041, without accounting for potentially available patent term adjustments or extensions and assuming payment of appropriate maintenance, renewal, annuity or other fees. Two of the families we co-own with GC Cell relate to cells and constructs encoding IL-15 and a CAR utilizing the novel anti-HER2 antigen binding fragment we license from GC Cell and methods of treatment using these cells and constructs. The first of these families includes pending applications in the United States, Europe, Israel, and Canada, and any patents that issue from these pending applications are expected to expire in 2042, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees; the second of these families includes pending applications in the United States, Thailand, Singapore, Israel, Indonesia, Europe, China, Canada, and Australia, and any patents that issue from these pending applications are expected to expire in 2043, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees. The third family we co-own with GC Cell relates to our anti-CD19 CAR-NK cell products and includes pending applications in the United States and Europe; any patents that issue from these pending applications are expected to expire in 2042, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees. The patent family that we own relates to a novel antibody or antigen binding fragment and includes pending applications in the United States, Europe, and Korea. Although no patents have yet issued from this owned patent family, we expect the term of any patents that may issue from the pending patent applications in this family to extend to at least 2043, without accounting for potentially available patent term adjustments or extensions and assuming payment of appropriate maintenance, renewal, annuity or other governmental fees.

Our current patent estate as of March 1, 2026, includes ten patent families related to NK cells and to methods of treatment using NK cells in addition to a therapeutic antibody. The first family, which is co-owned by GC Cell and Incyte Corporation, relates to pharmaceutical combinations for treating tumors comprised of anti-CD19 antibody and NK cells. This family includes an issued patent in the U.S. and pending applications in Canada, Europe, Israel, the United States, Eurasia, Mexico, Ukraine, and South Africa; any patents that issue from these pending applications are expected to expire in 2039, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees. The second family, which we co-own with GC Cell, relates to the treatment of cancer with NK cells and a CD20 targeted antibody. This family includes pending applications in the United States, Europe, Canada, and Israel; any patents that issue from these pending applications are expected to expire in 2041, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees. The third, fourth, and fifth families, which we own, relate to the treatment of autoimmune indications with NK cells and therapeutic antibodies. The third family includes pending applications in the U.S., Europe, Korea, Japan, China, and Brazil; the fourth includes a pending PCT application; the fifth includes pending U.S. provisional applications; any patents that issue from these pending applications are expected to expire in 2044, 2045, and 2046, respectively, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees. The other five patent families, which we co-own with GC Cell, relate to NK cells and to additional combinations of NK cells and therapeutic antibodies directed to various targets. Of these, the first family includes pending applications in the United States, Europe, Canada, and Israel; any patents that issue from these pending applications are expected to expire in 2041, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees. The remaining families each include pending applications in the United States, Europe, Australia, China, Japan, and Korea; any patents that issue from these pending applications are expected to expire in 2042, without accounting for potentially available patent term adjustment or extensions, and assuming payment of appropriate maintenance, renewal, annuity, or other fees.

Our current patent estate as of March 1, 2026, also includes a patent family co-owned by us, Affimed GmbH and GC Cell related to therapeutic compositions and methods of treating cancer using NK cells in combination with one of Affimed’s innate cell engagers. This family includes pending applications in the United States, Australia, Canada, China, Europe, Israel, India, Japan, and Korea. We expect the term of any patents that issue from the pending patent applications in this family to extend until at least 2042, without accounting for potentially available patent term adjustment or extension and assuming payment of appropriate maintenance, renewal, annuity or other governmental fees.

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

Affimed Collaboration Agreement

In November 2022, we entered into a collaboration agreement (the Affimed Collaboration Agreement) with Affimed, as amended in November 2022 and June 2023. The collaboration focused on the clinical development and commercialization of a combination therapy comprising (i) Affimed’s product acimtamig and (ii) our product AlloNK in the United States and certain other countries that we and Affimed may agree to include, excluding specified Asia Pacific region countries (the Territory) for any and all uses in humans and animals, with an initial focus on the treatment of CD30+ Hodgkin Lymphoma and Peripheral T-Cell Lymphoma and other indications included in a development plan.

Under the Affimed Collaboration Agreement, Affimed was primarily responsible for the development of the combination therapy, the conduct of the relevant clinical trials and the preparation and filing of regulatory materials during the clinical development. We agreed to support Affimed in the development, in particular through the supply of AlloNK and our IL-2 product to be used in the clinical trials. Affimed would have the sole right and responsibility to promote the combination therapy according to a jointly aligned promotion plan.

In May 2025, Affimed filed for insolvency and in July 2025, we terminated the Affimed Collaboration Agreement.

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

Additionally, the federal Physician Payments Sunshine Act and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy and Security Laws

We are and may in the future become subject to numerous state, federal and foreign laws, regulations and standards that govern the collection, use, access to, confidentiality, security, and other processing of health-related and other personal information. In the United States, such obligations include, without limitation various federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations.

Numerous U.S. states have enacted comprehensive consumer privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording state residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain types of personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (the CCPA) applies to personal data of consumers, business representatives, and employees who are California residents and provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

Outside the United States, under foreign laws, such as the General Data Protection Regulation, companies may face temporary or definitive bans on personal data processing and other corrective actions; fines of up to 20 million Euros under the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), 17.5 million pounds sterling under the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. See the section titled “Risk Factors – Risks Related to Government Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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

Further, the containment of healthcare costs has become a priority of foreign and domestic governments as well as private third-party payors. The pricing of drugs has been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Facilities

Our principal office is located at 5505 Morehouse Drive, Suite 100, San Diego, California 92121, where we lease 51,621 square feet of space to house our principal office, research and process development laboratories and a cGMP manufacturing center to support our pipeline development and clinical trial supply. This lease will expire in 2029, subject to our option to an additional five-year term. We also had a lease agreement for an additional 13,405 square feet of office space in San Diego, California. We leased this space under a lease that terminated in December 2025. In addition, we have entered into a temporary license agreement for our occupation and use of an additional 11,960 square feet of office and laboratory space in San Diego, California which expires in August 2026. Further, we have a lease agreement for a warehouse and storage facility space in San Diego which has an initial term through August 2029. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Employees and Human Capital Resources

As of December 31, 2025, we had 104 full-time employees, 21 of whom held an M.D., Pharm.D. or Ph.D. degree and all of whom are engaged in research and development activities, operations, finance and administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital

We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

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

AlloNK, our lead product candidate, is in clinical development and our other product candidates and programs are in preclinical development or discovery stages. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. This may make it difficult to evaluate the success of our business to date and assess our future viability.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the years ended December 31, 2025 and 2024, our net losses were $83.9 million and $65.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $330.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2025, our cash, cash equivalents and investments were $108.0 million. Based on our current cash, cash equivalents and investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

We have concentrated our research and development efforts on utilizing NK cell-based therapies. To date, no NK cell-based therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or comparable foreign regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our platform is novel, and cell-based therapies are relatively new, especially as potential treatments for autoimmune diseases, regulatory authorities may lack experience in evaluating product candidates like our product candidates. This novelty may lengthen the regulatory review process, including the time it takes for the FDA or comparable foreign regulatory authorities to review our Investigational New Drug applications (INDs) or comparable foreign applications if and when submitted, increase our development costs and delay or prevent commercialization of our product candidates. Additionally, advancing novel immune-oncology therapies creates significant challenges for us, including:

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

We are substantially dependent on the success of our lead product candidate, AlloNK, which is in clinical development. Although we have other product candidates in our pipeline being developed by our partners, all of our other internally developed product candidates are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are substantially dependent on the success of our lead product candidate, AlloNK, which is in clinical development. Although we have other product candidates in our pipeline being developed by our partners, all of our other internally developed product candidates are still in the preclinical or discovery stages. We will need to progress AlloNK through clinical development before we may seek regulatory approval, and we will need to progress our other product candidates through preclinical studies and submit INDs to the FDA or comparable foreign regulatory applications to applicable foreign regulatory authorities prior to initiating clinical trials.

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

We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Given our stage of development, it will take several years before we can demonstrate the safety and efficacy of a product candidate sufficient to warrant approval for commercialization, if we can do so at all. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

While we believe our allogeneic NK cell-based product candidate, AlloNK, in combination with a B-cell targeted mAb may have a clinical benefit for autoimmune diseases, such as RA, Sjögren’s disease, idiopathic inflammatory myopathies, systemic sclerosis, SLE, LN, and other autoimmune diseases, the use of NK cell-based therapies in combination with mAbs represents a novel approach for the treatment of autoimmune disease, and is supported by limited clinical data. To date, the FDA has not approved any cell therapies for autoimmune diseases, adding to the uncertainty surrounding our ongoing clinical trials.

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

To date, we have not completed the clinical trials required for the approval of our product candidates. We may experience delays in conducting any clinical trials, and we do not know whether our clinical trials will begin on time, will need to be redesigned, will recruit and enroll patients on time or have data readouts or be completed on schedule, or at all. Events that may prevent successful or timely commencement, readouts, and completion of clinical development and preclinical studies include:

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

If unacceptable side effects or deaths arise in the development of our product candidates, we, the FDA, the IRBs or ethics committees at the institutions in which our studies are conducted, DSMB or comparable foreign regulatory authorities could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA put our Phase 1/2 clinical trial of AlloNK in combination with rituximab in patients with relapsed or refractory B-NHL on clinical hold in April 2021 due to a patient death and lifted the clinical hold in June 2021 after our investigation and amendments to the clinical trial protocol. Although there was no definitive cause of death, the autopsy findings included widespread metastatic disease and cardiovascular disease, and concluded that the death was possibly due to cardiac arrhythmia. The principal investigator determined that this serious adverse event was not related to AlloNK. We may observe undesirable side effects and we may not be able to complete clinical trials for AlloNK or any of our other product candidates without further delays or at all. Further undesirable side effects, dose-limiting toxicity events, or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, dose de-escalation, or additional protocol amendments, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect site initiation, patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Results of any patient who receives our product candidate in an IIT may not be representative of how the product candidate will perform in our clinical trials and may not be able to be used to establish safety or efficacy for regulatory approval.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. For example, the U.S. government shut down from October 1, 2025, until November 12, 2025. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Government shutdowns and/or employee terminations could also impact third parties with whom we work, such as clinical trial sites, which in turn could have a material impact on our business. Further, current and future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The manufacture of cell therapy products is novel, complex and subject to multiple risks. We have built and are operating our own clinical manufacturing facility and may decide to operate our manufacturing facility at commercial scale, but we could encounter manufacturing problems such as delays or quality issues, and/or we could be required to or choose to modify our manufacturing processes, which could result in delays in the development or commercialization of our product candidates or otherwise harm our business.

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

We have built and are operating our own cGMP clinical manufacturing facility, whereas in the past we relied on GC Cell to manufacture certain of our product candidates, and we may decide to operate our own manufacturing facility at commercial scale. We could encounter manufacturing delays or quality or other issues, especially given the complexity of manufacturing cell therapies. We could also elect to rely on other third-party contract manufacturers, but if a third-party contract manufacturer were to breach their agreement with us or otherwise fail to perform for any reason, we likely would experience delays while we identify and qualify a replacement manufacturer and we may be unable to do so on terms that are favorable to us, which may make it more difficult for us to develop our product candidates and compete effectively. Any disruption in the supply of our product candidates could result in delays in our clinical trials, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We are dependent on third parties to acquire, ship and store our cord blood units, NK cell intermediate cell banks and drug product lots, and master and working feeder cell banks, and any disruption, quality concerns, damage or loss would cause delays in replacement and our business could suffer.

Our product candidates and certain other materials generated or used during their production, including cord blood units and working feeder cell banks, are acquired from and shipped by third parties and stored in freezers maintained by us and by third parties. In addition, our intermediate cell banks are stored in freezers maintained by third parties. If there is a disruption to the supply of these materials, if available materials fail to meet quality standards, or if any of these materials are damaged while in transit or while stored at these facilities, including by the loss or malfunction of these freezers or back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish replacement products, which could adversely impact our clinical supply and delay our clinical trials and preclinical studies. If we are unable to establish replacement materials in a timely fashion, we could incur significant additional expenses and potential liability to our clinical trial patients whose treatment is delayed, and our business could suffer.

Our cell therapy products depend on the availability of reagents and specialized materials and equipment, including cord blood, which in each case are required to be acceptable to the FDA and comparable foreign regulatory authorities, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We and our third-party manufacturers rely on third-party suppliers for various components, materials and equipment required for the manufacture of our product candidates, some of which are single-source products, and do not have supply arrangements for certain of these components.

Manufacturing of our product candidates, including by GC Cell and certain other of our third-party manufacturers, requires many reagents and other specialty materials and equipment, including cord blood, some of which are sourced from sole suppliers. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to possible adverse events. We and our third-party manufacturers rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we or our third-party manufacturers are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components. An inability by us or our third-party manufacturers to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, availability of raw materials, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

The biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition and a strong emphasis on intellectual property. We face substantial and increasing competition from large and specialty biopharmaceutical companies, as well as public and private medical research institutions and governmental agencies. A large number of cell therapy companies with capabilities and expertise in oncology are advancing development programs in autoimmune diseases. Our known biopharmaceutical competitors that are developing allogeneic NK, CAR-NK, or CAR-T cell therapies or T-cell engaging bispecific antibodies include, but may not be limited to, the following: Adicet Bio, Inc., Allogene Therapeutics, Inc., Amgen Inc., Artec Biotech, Inc., Autolus Therapeutics plc, Bristol-Myers Squibb Co, Cabaletta Bio, Inc., Capstan Therapeutics, Inc. (acquired by AbbVie), Candid Therapeutics, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., Celularity Inc., Century Therapeutics, Inc., Chimeric Therapeutics Ltd., Climb Bio, Inc., Coeptis Therapeutics Holdings, Inc., Cullinan Therapeutics Inc., Deverra Therapeutics Inc., Fate Therapeutics, Inc., Gamida Cell Ltd., Gilead Sciences, Inc., Glycostem Therapeutics B.V., Gracell Biopharmaceuticals, Inc. (acquired by AstraZeneca), GSK plc, iCell Gene Therapeutics Inc., ImmPACT Bio USA, Inc. (acquired by Lyell Immunopharma, Inc.), ImmunityBio, Inc., Indapta Therapeutics, Inc., Interius BioTherapuetics, Inc., ITabMed Co., Ltd., Johnson & Johnson, Kyverna Therapeutics, Inc., Luminary Therapeutics, Inc., Merck & Co., Inc., MiNK Therapeutics, Inc., Nkarta, Inc., NKGen Biotech, Inc., NÖK Therapeutics, Inc., Novartis AG, Orbital Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Roche, Rui Therapeutics Biotechnology Co., Ltd., Sana Biotechnology, Inc., Sanofi, Shoreline Biosciences Inc., Synthekine Inc., Takeda Pharmaceuticals Company Limited, UCI Therapeutics, Wugen, Inc. and Xencor, Inc.

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

Further, the containment of healthcare costs has become a priority of foreign and domestic governments as well as private third-party payors. The pricing of drugs has been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For instance, the regulatory landscape related to clinical trials in the EU has evolved in recent years. The EU Clinical Trials Regulation, (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since that date, all new or ongoing trials have been subject to the provisions of the CTR.

In addition, the EU pharmaceutical legislation is currently the subject of proposals for a complete review, in the context of the Pharmaceutical Strategy for Europe initiative launched by the European Commission in November 2020. On April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal products, including a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, the date of which cannot currently be anticipated. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Also, we may be subject to the following: state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental, third-party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures; state and foreign laws that require the reporting of information related to drug pricing; state and local laws requiring certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Since its enactment, there have been executive, judicial and political challenges and amendments to certain aspects of the Affordable Care Act. It is unclear how other healthcare reform measures, if any, will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. Other changes include aggregate reductions to Medicare payments to providers, which went into effect beginning on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2032, unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, a disruption of our business operations, reputational harm and other adverse impacts to our business and financial condition.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) sensitive and confidential information, including certain personal information, which subjects us to various obligations related to data privacy and security, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively, HIPAA, federal health information privacy laws, state data breach notification laws, and state health information privacy laws govern the processing of health-related personal information and impose specific requirements relating to the privacy, security, and transmission of such information. We are or may become subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (MHMD) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

In addition, numerous U.S. states have enacted comprehensive consumer privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording state residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (the CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered at the federal level, and we expect more states to pass similar laws in the future.

Outside of the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security of personal data. For example, the EU General Data Protection Regulation (EU GDPR), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (UK GDPR) (collectively, the GDPR), and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA) and UK, including in the context of our clinical trial activities within the EEA and UK, and provides for potential fines of up to the greater of €20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue of a noncompliant undertaking, temporary or definitive bans on processing data, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Our employees and personnel use generative artificial intelligence (AI) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework (DPF) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional data privacy and security laws and regulations that may affect how we conduct business.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; imprisonment of company officials; and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we, or the third parties with whom we work, obtain information may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy or security laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, we had 104 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the ordinary course of our business, we and third parties with whom we work process confidential and sensitive data, including intellectual property, pre-clinical and clinical trial data, proprietary business information and personal information of employees, business partners and service providers (collectively, Confidential Information) necessary to conduct our business. The secure processing, maintenance and transmission of this Confidential Information is critical to our operations. Despite our security measures, our information technology and infrastructure, and those of third parties with whom we work, including our current and future CROs, may be subject to attacks, damage and interruption from hackers or internal bad actors, human error, misconfigurations, “bugs” and other technical vulnerabilities, fraud, malfeasance, computer viruses and malware (e.g., ransomware), cyber attacks, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), denial or degradation of service attacks, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, natural disasters, terrorism, war and telecommunication and electrical failures or other disruptions. Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel, sophisticated nation states and nation-state supported actors, including via advanced persistent threat intrusions.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We leverage various third parties to operate critical business systems to process Confidential Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, clinical trials and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these parties experience a security breach or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We take steps to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software and those of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security breach. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

We, and certain of the third parties with whom we work, are from time to time subject to cyber attacks and security incidents. While we have taken steps to protect the security of the Confidential Information that we process, there can be no assurance that our, and the third parties’ with whom we work, cybersecurity risk management program and processes, including policies, controls or procedures and other security measures will be fully implemented, complied with, or effective in protecting relevant systems, networks and Confidential Information against security threats. Our, or the third parties’ with whom we work, security measures could fail and result in unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our Confidential Information. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security breaches. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and Confidential Information.

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

Additionally, our Confidential Information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnels’, or vendors’ use of generative AI technologies.

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

As of December 31, 2025, we had federal net operating loss carryforwards of approximately $195.0 million and state net operating loss carryforwards of $217.7 million. All of our federal net operating loss carryforwards as of December 31, 2025, can be carried forward indefinitely. State net operating loss carryforwards begin to expire in 2039. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Pursuant to our 2024 Equity Incentive Plan (2024 Plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2024 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2025, and continuing through and including January 1, 2034, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 (through January 1, 2034), by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 424,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On June 24, 2025, our stockholders approved an increase to the number of shares of common stock authorized for issuance under the 2024 Plan by 1,214,580 shares. On December 9, 2025, our board of directors adopted and approved the Company’s 2025 Inducement Plan to reserve 600,000 shares of our common stock to be used for grants of equity-based awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our cybersecurity risk management and strategy program consist of cybersecurity-related policies and procedures, industry standard technology solutions including antivirus, firewalls and monitoring tools, awareness training for employees, periodic testing, cybersecurity insurance coverage and an incident response plan. We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (Information Systems and Data).

Our information security and legal functions help identify, assess and manage the Company’s cybersecurity threats and risks, as well as identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example using certain manual and automated tools, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our industry’s risk profile, evaluating threats reported to us, conducting internal and external audits, conducting threat assessments for both internal and external threats, and conducting third-party led tabletop incident response exercises.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example maintaining an incident response plan and policies, maintaining disaster recovery and business continuity plans, conducting risk assessments, implementing certain security standards, encrypting certain data, maintaining network security controls, segregating certain data, maintaining access controls, monitoring systems, implementing a vendor risk management program, conducting periodic employee training, penetration testing, maintaining cybersecurity insurance, asset management tracking and disposal, physical security measures, and physical security controls.

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

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity software providers and penetration testing firms. We also use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, application providers, distributors, and supply chain resources. We assess and manage cybersecurity risks associated with our use of these providers by conducting risk assessments for certain vendors, obtaining third party reporting relating to reputation and litigation screening for these vendors, requiring security questionnaires, and reviewing relevant security assessments.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our information security and legal functions. Our head of information technology is responsible for integrating cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and retaining assessors, consultants, auditors, or third parties in connection with the company’s cybersecurity program. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) in an effort to help us identify, assess, and manage cybersecurity risks relevant to our business. It does not, however, mean that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity incident response policy and plans are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. The Senior Director of Information Technology (IT) has over 25 years of relevant experience and works with the Company’s incident response team, which consists of members of IT, legal, compliance, human resources, and others as applicable, to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy and plans include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our principal office is located at 5505 Morehouse Drive, Suite 100, San Diego, California 92121, where we lease 51,621 square feet of space to house our principal office, research and process development laboratories and a cGMP manufacturing center to support our pipeline development and clinical trial supply. This lease will expire in 2029, subject to our option to an additional five-year term. Additionally, we have a lease agreement for an additional 13,405 square feet of office space in San Diego, California. This lease expired in December 2025. In addition, we have entered into a temporary license agreement for our occupation and use of an additional 11,960 square feet of office and laboratory space in San Diego, California which expires in August 2026. Further, we have a lease agreement for a warehouse and storage facility space in San Diego which has an initial term through August 2029. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Common Stock

As of February 27, 2026, there were approximately 15 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On July 22, 2024, we completed our initial public offering (the IPO) pursuant to which we issued and sold an aggregate of 13,920,000 shares of our common stock, at $12.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,088,000 shares of common stock at the public offering price, less underwriting discounts and commissions (Overallotment Option). On July 25, 2024, the underwriters exercised in-part their Overallotment Option and purchased 1,000,000 shares of our common stock. The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-280568), which were declared effective by the SEC on July 18, 2024. Jefferies LLC, TD Cowen and Cantor Fitzgerald & Co. acted as joint book-running managers for the IPO. Wedbush PacGrow and Needham & Company acted as co-lead managers for the IPO. Shares of our common stock began trading on The Nasdaq Global Market on July 19, 2024.

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

Seminal peer-reviewed clinical studies using autologous CD19 chimeric antigen receptor (CAR) T-cell therapy (auto-CAR-T) for the treatment of autoimmune diseases have demonstrated that deep B-cell depletion in the periphery and in the lymphoid tissue can lead to high rates of clinical response and durability after a single cycle of treatment. We have already demonstrated that AlloNK in combination with rituximab was able to drive deep B-cell depletion in the periphery and observed complete responses (CRs) in heavily pre-treated patients naïve to auto-CAR-T in our Phase 1/2 clinical trial in patients with relapsed or refractory B-cell non-Hodgkin lymphoma

(B-NHL). We believe the preliminary results from our Phase 1/2 clinical trial evaluating AlloNK in combination with rituximab in patients with B-NHL provide for a readthrough to autoimmune disease because efficacy in both diseases appears to be accomplished with a shared mechanism of action involving B-cell depletion in the periphery and in the lymphoid tissues, followed by an immunological reset and B-cell reconstitution. In July 2025, we completed this trial and decided to discontinue the remaining long term follow up period to focus our resources on pursuing autoimmune indications.

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through December 31, 2025, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes, $70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our IPO, in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million.

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

We have incurred a net loss of $83.9 million and $65.4 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $330.5 million, cash, cash equivalents and investments of $108.0 million. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include sales of shares of common stock under the Sales Agreement (as defined below) entered into with Leerink Partners LLC in August 2025, or other sources, such as our existing and any future strategic collaborations and other strategic arrangements with third parties. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

The manufacturing of our cell therapy products is novel and complex, and we have invested substantial resources to optimize the manufacturing process of our product candidates, including selection and optimization of cord blood units, establishing cold chain supply logistics and leveraging the current Good Manufacturing Practices (cGMP) manufacturing facility of GC Cell Corporation (GC Cell) to expand NK cells and create our product candidates. We also currently operate manufacturing facilities at our leased facility in San Diego, California to support NK and CAR-NK cell production for our pipeline development and clinical trial (and potentially commercial) supply. We also currently rely on other third-parties to ship and store our cord blood units and drug product lots, master and working feeder cell banks, as well as other components used in the manufacturing process for our product candidates, and we expect to continue to do so to meet our preclinical, clinical, and potential commercial activities. We expect that we and GC Cell will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands cost-effectively. However, any disruption in the supply or manufacture of our product candidates could result in delays in our preclinical studies and clinical trials and increase the costs of our research and development activities. We plan to continue to invest in our manufacturing capability and cryopreservation techniques to continuously improve our production and supply chain capabilities over time.

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

For each product candidate determined by the JSC to be an option candidate, we have an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though we have the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If we elect not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of December 31, 2025, we have exercised our rights to license four option candidates, including AlloNK (AB-101), AB-201 and AB-205, as described below.

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

Under the Core Agreement, we are obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses any Core IP. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. We also have the exclusive option to extend our license to the Core IP to be worldwide with respect to products originated from us in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay us a royalty at a rate equal to 50% of the royalty payable by us for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of December 31, 2025, we have not recognized any net sales royalties under this agreement.

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

Under the AB-101 Agreement, we are obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. We are also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay us a royalty at a rate equal to 50% of the royalty payable by us for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of December 31, 2025, we have not recognized any net sales royalties or milestones under this agreement.

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

License and development support-related revenue recognized in the statements of operations and comprehensive loss, related to GC Cell’s development support activities under the Amended AB-201 Agreement, was zero and $0.3 million during the years ended December 31, 2025 and 2024, respectively.

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

Under the AB-205 Agreement, we are obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon our election to proceed with clinical development of AB-205 (prior to which we may not make, use or sell AB-205 for clinical development purposes), we are obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, we are also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of December 31, 2025, we have not recognized any net sales royalties or milestones under this agreement.

Total reimbursements for development costs invoiced to GC Cell in connection with the AB-205 License Agreement were zero and $0.1 million for the years ended December 31, 2025 and 2024, respectively. Through December 31, 2025, we received $1.7 million in payments from GC Cell.

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

Components of Results of Operations

License and Development Support Revenue

License and development support-related revenues related to GC Cell’s development support activities under the AB-201 Agreement were zero and $0.3 million during the years ended December 31, 2025 and 2024, respectively.

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

In connection with the closing of the IPO in July 2024, the outstanding SAFEs converted into 2,391,418 shares of our common stock.

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

Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at December 31, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. The OBBBA includes corporate provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modifies the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the year ended December 31, 2025, resulting in no impact to our fiscal year 2025 effective tax rate and net deferred tax assets as we maintain a full valuation allowance.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	CHANGE
License and development support revenue	$—	$251	$(251)
Operating expenses:
Research and development	69,540	50,328	19,212
General and administrative	20,270	17,205	3,065
Total operating expenses	89,810	67,533	22,277
Loss from operations	(89,810)	(67,282)	(22,528)
Other income, net:
Interest income	5,959	5,349	610
Change in fair value of SAFEs	—	(3,597)	3,597
Other (expense) income, net	(14)	157	(171)
Total other income, net	5,945	1,909	4,036
Net loss	$(83,865)	$(65,373)	$(18,492)
Unrealized gain (loss) on investments, net	232	(437)	669
Comprehensive loss	$(83,633)	$(65,810)	$(17,823)

License and Development Support Revenue. License and development support revenues were zero for the year ended December 31, 2025, compared to $0.3 million for the year ended December 31, 2024. Revenues were related to development support activities under the AB-201 Agreement.

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
External research and development expense:
AB-101 (AlloNK)	$32,379	$20,082
Other programs	23	226
Internal research and development expense:
Personnel-related	26,294	20,050
Other	10,844	9,970
Total research and development expense	$69,540	$50,328

Research and development expenses were $69.5 million for the year ended December 31, 2025, compared to $50.3 million for the year ended December 31, 2024. The increase of $19.2 million was primarily due to a $12.1 million increase in external research and development expense, and a $7.1 million increase in internal research and development expense. The $12.1 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $7.1 million increase in internal research and development expense is primarily due to a $6.2 million increase in personnel-related expenses due to increased headcount and a $0.9 million increase in other operating costs.

General and Administrative Expenses. General and administrative expenses were $20.3 million for the year ended December 31, 2025, compared to $17.2 million for the year ended December 31, 2024. The increase of $3.1 million was primarily comprised of a $2.6 million increase in personnel-related costs due to increased headcount, including a $2.5 million increase in administrative personnel expenses and a $0.1 million increase in non-cash stock-based compensation, in addition to a $0.5 million increase in other operational and legal costs.

Other Income, Net. Other income, net was $5.9 million for the year ended December 31, 2025, compared to other income, net of $1.9 million for the year ended December 31, 2024. The increase of $4.0 million was primarily due to a $3.6 million change in fair value of SAFEs in 2024 that did not occur in 2025. Additionally, there was a $0.6 million increase in interest income due to higher investment balances in 2025. These increases were partially offset by a $0.2 million decrease in other income (expense), net.

Unrealized Gain (Loss) on Investments. Unrealized gain on investments was $0.2 million for the year ended December 31, 2025, compared to an unrealized loss of $0.4 million for the year ended December 31, 2024. The increase between periods of $0.7 million was due to the change in fair value of investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through December 31, 2025, we have raised aggregate gross proceeds of $441.7 million to fund our operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their overallotment option, our issuance of convertible promissory notes, SAFEs, private placements of our convertible preferred stock, and funds received from collaboration arrangements. As of December 31, 2025, we had cash, cash equivalents and investments of $108.0 million, and an accumulated deficit of $330.5 million. Based on our current operating plans, we expect our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

At-the-Market Offering Program with Leerink Partners

In August 2025, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent or Leerink Partners), under which we may, from time to time, sell shares of the our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. We will pay a commission to the Agent of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the year ended December 31, 2025.

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

Cash Flows

Comparison of the Years Ended December 31, 2025, and 2024

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025, and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(76,751)	$(55,032)
Investing activities	63,411	(120,463)
Financing activities	9	162,226
Net decrease in cash	$(13,331)	$(13,269)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was $76.8 million, consisting primarily of our net loss incurred during the period of $83.9 million and net changes in operating assets and liabilities of $0.4 million, partially offset by $7.5 million of net non-cash charges. Net non-cash charges consisted of $6.8 million in stock-based compensation expense, $2.6 million in depreciation and amortization expense, partially offset by $1.9 million in accretion of discounts on investments. Changes in operating assets and liabilities included a $2.0 million increase in accrued expenses, a $1.5 million increase in prepaid expense and other current assets, a $0.8 million decrease in accounts payable, and a $0.1 million change in other net balance sheet assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2024, was $55.0 million, consisting primarily of our net loss incurred during the period of $65.4 million, partially offset by $10.7 million of non-cash charges. Non-cash charges consisted of $7.0 million in stock-based compensation expense, $3.6 million in change in fair value of SAFEs, $2.4 million in depreciation and amortization expense, and $2.3 million of accretion of discounts on investments. Changes in operating assets and liabilities included a $2.0 million increase in prepaid expense and other current assets, a $1.6 million decrease in receivables, a $0.7 million decrease in accrued expenses, a $0.5 million increase in accounts payable, and a $0.3 million change in other net balance sheet assets and liabilities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025, was $63.4 million related to $110.9 million in maturities of investments, partially offset by $44.9 million in purchases of investments and $2.6 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2024, was $120.5 million related to $176.2 million of purchases of investments and $0.6 million of purchases of property and equipment, partially offset by $56.3 million in maturities of investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, was $9 thousand primarily related to $0.4 million in cash received from stock option exercises and stock issued in association with our 2024

Employee Stock Purchase Plan (ESPP), partially offset by $0.4 million in financing lease payments and payments to taxing authorities related to net-settlement of vested RSUs.

Net cash provided by financing activities for the year ended December 31, 2024, was $162.2 million related to net cash proceeds received from the IPO.

Contractual Obligations and Commitments

In addition to ongoing capital needs to fund our ongoing operations, our material cash requirements include the following contractual and other obligations.

We leased certain office space in San Diego, California, under a non-cancelable operating lease, with a term through December 2025 (the Executive Drive Lease). The Executive Drive Lease commenced on December 23, 2019, with a six-year initial term and included aggregate payments to the lessor of approximately $2.8 million. The Executive Drive Lease also provided for rent abatements and scheduled increases in base rent. In connection with the lease, we made a one-time cash security deposit in the amount of $0.4 million, of which $0.2 million was refunded in October 2021 and the remaining $0.2 million is refundable at the end of the lease term and is included in prepaid expenses and other current assets in the balance sheets. The Executive Drive Lease included a renewal option, which included an option to renew for five additional years. We did not exercise the option and, as such, the Executive Drive Lease terminated in December 2025.

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.2 million which must remain in place until the termination of the lease and is considered a non-current asset as of December 31, 2025. These obligations are further described in Note 10 to our financial statements appearing elsewhere in this Annual Report.

In August 2022, we entered into a lease agreement to use designated laboratory and vivarium space in San Diego, California (the Explora Lease). The Explora Lease is accounted for as an operating lease and commenced in August 2022. The Explora Lease had an initial term of 36 months with automatic one-year renewals for up to three additional years and includes aggregate payments to the lessor of approximately $0.8 million with a rent escalation clause. We extended the lease through August 2026.

On July 22, 2022, we entered into a sublease (the Sublease Agreement) with Origis Operating Services, LLC, (the Sublessee), whereby we agreed to sublease to Sublessee all of the 13,405 rentable square feet of office space currently leased by us under the Executive Drive Lease. The sublease commenced on August 1, 2022, and had a term through December 31, 2025. The aggregate base rent was approximately $2.6 million commencing August 1, 2022. We record sublease income as a reduction of general and administrative expense. Upon execution of the Sublease Agreement, we received a cash security deposit of $0.1 million from the Sublessee which is recorded as other current liabilities in the balance sheet as of December 31, 2025 and other non-current liabilities in the balance sheet as of December 31, 2024.

In March 2025, we entered into a lease agreement with Eastgate Bend Two for a warehouse and storage facility space in San Diego, California (the Eastgate Lease). The Eastgate Lease is accounted for as an operating lease and commenced on March 1, 2025. The Eastgate Lease has an initial term of 54 months and includes aggregate monthly payments to the lessor of approximately $0.5 million for the 54 month term with scheduled increases in base rent.

As of December 31, 2025, we have future remaining operating lease payments of $12.5 million relating to leases we have recognized in the balance sheets, of which $3.1 million is payable before December 31, 2026.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 7 to our financial statements included elsewhere in this Annual Report). As of December 31, 2025, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

See Note 8 to our financial statements included elsewhere in this Annual Report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Based on our stage of development and other relevant factors, we determined that an OPM method was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock for valuations performed prior to December 31, 2020. For valuations performed after that date and prior to December 31, 2022, we determined that a PWERM method was the most appropriate. Following the withdrawal of our related registration statement with the SEC on November 1, 2022, we determined that the OPM method was again the most appropriate method to determine the estimated fair value of our common stock for valuations performed after that date and prior to April 18, 2024. For the valuation performed on April 18, 2024 for stock options granted on May 2, 2024, we determined that a hybrid method that combines both OPM and PWERM was the most appropriate. In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity.

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

Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer has concluded that our disclosure controls and procedures were effective

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the fiscal quarter ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption / Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Fred Aslan, M.D. (President, Chief Executive Officer and Director)	Termination[1]	December 29, 2025	X		471,558	December 31, 2026
Jennifer Bush (Chief Operating Officer, Chief Legal Officer and Compliance Officer)	Termination[2]	December 22, 2025	X		28,000	May 31, 2026
Christopher Horan (Chief Technical Operations Officer)	Termination[3]	December 15, 2025	X		44,200	April 15, 2026
Heather Raymon (Senior Vice President of Research and Early Development)	Termination[4]	December 15, 2025	X		25,434	April 15, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

[1] Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on July 23, 2024.

[2] Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on July 23, 2024.

[3] Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on July 23, 2024.

[4] Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on July 23, 2024.

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

The remaining information required by this Item will be set forth in the sections headed “Nominees for Election to the Board of Directors,” “The Board of Directors and Certain Governance Matters,” “Board and Committee Meetings and Attendance,” and “Insider Trading Policy” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the section headed “Executive Compensation” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

The information required by Item 402(x) of Regulation S-K shall be set forth in the section headed “Policies and Practices Related To The Grant Of Certain Equity Awards Close In Time To The Release Of Material Nonpublic Information” in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information,” and “Equity Incentive Plans” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the section headed “Certain Relationships and Related Person Transactions” and “Director Independence and Independence Determinations” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

3.
Exhibits

The following is a list of exhibits filed with this report or incorporated herein by reference.

Exhibit Index

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

4.3	Description of the Registrant's Capital Stock.	10-K	3/24/2025	4.3

10.1+	Form of Indemnity Agreement, by and between the Registrant and its directors and officers.	S-1	6/28/2024	10.1

10.2+	The Registrant’s 2020 Equity Incentive Plan, as amended.	S-1	6/28/2024	10.2

10.3+	Forms of Stock Option Grant Notice, Stock Option Grant Notice with Acceleration of Vesting, Option Agreement and Notice of Exercise under the Registrant’s 2020 Equity Incentive Plan.	S-1	6/28/2024	10.3

10.4+	The Registrant’s 2024 Equity Incentive Plan, as amended.	8-K	6/25/2025	10.1

10.5+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Registrant’s 2024 Equity Incentive Plan.	S-1/A	7/15/2024	10.5

10.6+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.	S-1/A	7/15/2024	10.6

10.7+	The Registrant’s 2024 Employee Stock Purchase Plan.	S-8	7/22/2024	99.6

10.8+	The Registrant’s Non-Employee Director Compensation Policy.	S-1/A	7/15/2024	10.8

10.9+	Executive Employment Agreement, dated December 14, 2020, as amended, by and between the Registrant and Fred Aslan, M.D.	S-1	6/28/2024	10.9

10.10+	Employment Offer Letter, dated August 27, 2020, as amended, by and between the Registrant and Jennifer Bush.	S-1	6/28/2024	10.11

10.11	Office Lease, dated June 12, 2019, by and between the Registrant and AAT La Jolla Commons, LLC (as successor-in-interest to HSPFLa Jolla Commons I Investors LLC).	S-1	6/28/2024	10.12

10.12^	Option and License Agreement, dated September 4, 2019, by and between the Registrant and GC Cell Corporation (f/k/a GC Lab Cell Corporation).	S-1	6/28/2024	10.13

10.13	Amendment No. 1 to Option and License Agreement, dated June 23, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.14

10.14^	Omnibus Amendment, dated February 3, 2022, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.15

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number
10.15^	Master Agreement for Manufacturing Services, dated March 16, 2020, by and between the Registrant and GC Cell Corporation (f/k/a GC Lab Cell Corporation).	S-1	6/28/2024	10.16

10.16	Amendment No. 1 to Master Agreement for Manufacturing Services, dated June 16, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.17

10.17^	Master Research Services Agreement, dated August 3, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.18

10.18^	Selected Product License Agreement (AB-101), dated November 21, 2019, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.19

10.19^	Selected Product License Agreement (AB-201), dated September 29, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.20

10.20^	Amendment to Selected Product License Agreement (AB-201), dated September 6, 2023, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.21

10.21	Lease Agreement, dated June 16, 2021, by and between the Registrant and ARE-SD Region No. 66, LLC.	S-1	6/28/2024	10.22

10.22	License Agreement, dated June 16, 2021, by and between the Registrant and ARE-SD Region No. 37, LLC.	S-1	6/28/2024	10.23

10.23	First Amendment to License Agreement, dated May 9, 2022, by and between the Registrant and ARE-SD Region No. 37, LLC.	S-1	6/28/2024	10.24

10.24^	Selected Product License Agreement (CD5), dated December 20, 2022, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.25

10.25+	Employment Offer Letter, dated December 7, 2021, by and between the Registrant and Christopher P. Horan.	S-1	6/28/2024	10.29

10.26+	Employment Offer Letter, dated September 17, 2020, by and between the Registrant and Heather Raymon, Ph.D.	S-1	6/28/2024	10.37

10.27+	Consulting Agreement dated November 1, 2023, as amended, by and between the Registrant and Diego Miralles, M.D.	S-1	6/28/2024	10.38

10.28+	Employment Offer Letter, dated March 31, 2025, by and between the Registrant and Subhashis Banerjee, M.D.	10-Q	5/8/2025	10.1

10.29	Sales Agreement, dated August 6, 2025, by and between the Registrant and Leerink Partners LLC.	S-3	8/6/2025	1.2

10.30+	Employment Offer Letter, dated February 18, 2026, by and between the Registrant and Thad Huston.				X

10.31+	The Registrant’s 2025 Inducement Plan.				X

10.32+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Registrant’s 2025 Inducement Plan.				X

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number
10.33+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Registrant’s 2025 Inducement Plan.				X

10.34+	Employment Offer Letter, dated April 15, 2024, by and between the Registrant and Neha Krishnamohan.	S-1	6/28/2024	10.36

10.35+	Transition and Separation Agreement, dated November 11, 2025, by and between the Registrant and Neha Krishnamohan.	10-Q	11/12/2025	10.2

10.36+	Consulting Agreement, dated January 1, 2026, by and between the Registrant and Neha Krishnamohan.	10-Q	11/12/2025	10.3

19.1	Insider Trading Policy	10-K	3/24/2025	19.1

23.1	Consent of KPMG LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Incentive Compensation Recoupment Policy	10-K	3/24/2025	97

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: March 10, 2026	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred Aslan, M.D. and Thad Huston and each of them, as his or her true and lawful attorneys-in-fact and agents, and each of them, with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred Aslan, M.D.	President and Chief Executive Officer	March 10, 2026
Fred Aslan, M.D.	(Principal Executive Officer)

/s/ Thad Huston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2026
Thad Huston

/s/ Brian Daniels, M.D.	Director and Board Chair	March 10, 2026
Brian Daniels, M.D.

/s/ Elizabeth Hougen	Director	March 10, 2026
Elizabeth Hougen

/s/ Diego Miralles, M.D.	Director	March 10, 2026
Diego Miralles, M.D.

/s/ Alison Moore	Director	March 10, 2026
Alison Moore

/s/ Laura Stoppel, Ph.D.	Director	March 10, 2026
Laura Stoppel, Ph.D.

/s/ Elaine Sorg	Director	March 10, 2026
Elaine Sorg

/s/ Daniel Baker, M.D.	Director	March 10, 2026
Daniel Baker, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Artiva Biotherapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Artiva Biotherapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 10, 2026

ARTIVA BIOTHERAPEUTICS, INC.

Balance Sheets

(in thousands, except share and par value data)

	AS OF
	DECEMBER 31, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,701	$40,235
Short-term investments	81,307	145,193
Other receivables (including related party amounts of $61 and $0, respectively)	67	146
Prepaid expenses and other current assets	4,591	3,057
Total current assets	112,666	188,631
Restricted cash	461	258
Property and equipment, net	6,618	6,370
Operating lease right-of-use assets	10,525	13,794
Financing lease right-of-use asset	212	261
Other long-term assets	458	267
Total assets	$130,940	$209,581
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including related party amounts of $0 and $276, respectively)	$355	$1,121
Accrued expenses (including related party amounts of $0 and $713, respectively)	9,600	7,392
Current portion of operating lease liabilities	3,015	3,618
Current portion of financing lease liability	44	122
Other current liabilities	73	—
Total current liabilities	13,087	12,253
Operating lease liabilities, net of current portion	7,883	10,570
Financing lease liability, net of current portion	—	44
Other non-current liabilities	—	73
Total liabilities	20,970	22,940
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; zero shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized at December 31, 2025 and December 31, 2024; 24,595,550 and 24,291,607 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	440,413	433,451
Accumulated other comprehensive income (loss)	103	(129)
Accumulated deficit	(330,549)	(246,684)
Total stockholders’ equity	109,970	186,641
Total liabilities and stockholders’ equity	$130,940	$209,581

See accompanying notes to financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2025	2024
License and development support revenue (including related party amounts of $0 and $251, respectively)	$—	$251
Operating expenses:
Research and development (including related party amounts of $76 and $3,168, respectively)	69,540	50,328
General and administrative	20,270	17,205
Total operating expenses	89,810	67,533
Loss from operations	(89,810)	(67,282)
Other income, net:
Interest income	5,959	5,349
Change in fair value of SAFEs (including related party amounts of $0 and $2,911, respectively)	—	(3,597)
Other (expense) income, net	(14)	157
Total other income, net	5,945	1,909
Net loss	$(83,865)	$(65,373)
Net loss per share, basic and diluted	$(3.43)	$(5.81)
Weighted-average common shares outstanding, basic and diluted	24,444,057	11,258,851
Comprehensive loss:
Net loss	$(83,865)	$(65,373)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	232	(437)
Comprehensive loss	$(83,633)	$(65,810)

See accompanying notes to financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2023	3,673,148	$96,767	2,487,237	$119,646	809,758	$—	$18,988	$308	$(181,311)	$(162,015)
Conversion of preferred stock into common stock upon completion of IPO	(3,673,148)	(96,767)	(2,487,237)	(119,646)	6,160,385	1	216,412	—	—	216,413
Exercise of stock options	—	—	—	—	10,046	—	51	—	—	51
Issuance of common stock in connection with IPO, net of offering costs	—	—	—	—	14,920,000	2	162,323	—	—	162,325
Issuance of common shares upon the conversion of SAFE notes	—	—	—	—	2,391,418	—	28,697	—	—	28,697
Stock-based compensation expense	—	—	—	—	—	—	6,980	—	—	6,980
Unrealized loss on investments	—	—	—	—	—	—	—	(437)	—	(437)
Net loss	—	—	—	—	—	—	—	—	(65,373)	(65,373)
Balance at December 31, 2024	—	$—	—	$—	24,291,607	$3	$433,451	$(129)	$(246,684)	$186,641
Exercise of stock options	—	—	—	—	26,834	—	138	—	—	138
ESPP shares issued	—	—	—	—	76,916	—	233	—	—	233
Issuance of common stock in connection with restricted stock units, net	—	—	—	—	200,193	—	(230)	—	—	(230)
Stock-based compensation expense	—	—	—	—	—	—	6,821	—	—	6,821
Unrealized gain on investments, net	—	—	—	—	—	—	—	232	—	232
Net loss	—	—	—	—	—	—	—	—	(83,865)	(83,865)
Balance at December 31, 2025	—	$—	—	$—	24,595,550	$3	$440,413	$103	$(330,549)	$109,970

See accompanying notes to financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024
Operating activities:
Net loss	$(83,865)	$(65,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,597	2,431
Stock-based compensation	6,821	6,980
Change in fair value of SAFEs (including related party amounts of $0 and $2,911, respectively)	—	3,597
Accretion of discounts and amortization of premiums on investments, net	(1,880)	(2,342)
Changes in operating assets and liabilities:
Accounts receivable (including related party amounts of $0 and $569, respectively)	—	1,034
Other receivables (including related party amounts of $(61) and $607, respectively)	79	578
Prepaid expenses and other current assets	(1,534)	(1,965)
Other long-term assets	(191)	125
Accounts payable (including related party amounts of $(276) and $76, respectively)	(760)	519
Accrued expenses (including related party amounts of $(713) and $(1,447), respectively)	2,003	(659)
Operating lease right-of-use asset and lease liabilities, net	(21)	43
Net cash used in operating activities	(76,751)	(55,032)
Investing activities:
Purchases of property and equipment	(2,587)	(642)
Purchases of investments	(44,875)	(176,171)
Maturities of investments	110,873	56,350
Net cash provided by (used in) investing activities	63,411	(120,463)
Financing activities:
Proceeds from issuance of common stock, net of commissions	—	166,507
Proceeds from exercise of stock options	138	51
Proceeds from purchase of ESPP shares	233	—
Payments to taxing authorities related to net-settlement of vested restricted stock units	(230)	—
Payments on finance leases	(132)	(149)
Cash paid in connection with IPO offering costs	—	(4,183)
Net cash provided by financing activities	9	162,226
Net decrease in cash, cash equivalents and restricted cash	(13,331)	(13,269)
Cash, cash equivalents and restricted cash at beginning of period	40,493	53,762
Cash, cash equivalents and restricted cash at end of period	$27,162	$40,493
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$26,701	$40,235
Restricted cash	461	258
Total cash, cash equivalents and restricted cash	$27,162	$40,493
Supplemental disclosures of noncash activities:
Right-of-use asset obtained in exchange for new operating lease liability	$442	$—
Reduction in operating lease liabilities and right-of-use-assets from remeasurement	$546	$—
Property and equipment purchases in accounts payable and accrued liabilities	$292	$57
Conversion of SAFE notes to common stock	$—	$28,697
Conversion of preferred stock to common stock	$—	$216,413
Non-cash additions to financing leases	$—	$241

See accompanying notes to financial statements

ARTIVA BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Liquidity and Basis of Presentation

Organization

Artiva Biotherapeutics, Inc. (the Company) was incorporated in the State of Delaware on February 14, 2019. The Company is a biopharmaceutical company focused on developing off-the-shelf, allogeneic, natural killer (NK) cell-based therapies that are effective, safe and accessible for patients with devastating autoimmune diseases and cancers.

From its inception to December 31, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $330.5 million as of December 31, 2025. During the year ended December 31, 2025, the Company used $76.8 million of cash for operating activities. As of December 31, 2025, the Company has $108.0 million in cash, cash equivalents and investments. From inception through December 31, 2025, the Company has raised aggregate gross proceeds of $441.7 million to fund operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their purchase option, issuances of convertible promissory notes, simple agreements for future equity (SAFEs), private placements of convertible preferred stock, and funds received from collaboration arrangements.

While the Company does anticipate its cash runway to end in the second quarter of 2027, the Company believes its existing cash, cash equivalents and investments will be sufficient to fund planned operations for at least one year from the issuance of these financial statements. The Company will need to secure additional funding in the future in order to carry out all of the Company’s planned research and development activities and regulatory activities, conduct any substantial additional development requirements requested by the FDA, and commercialize product candidates. If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue plans to obtain additional funding before achieving sufficient profitability and positive cash flows from operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

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

Investments

The Company holds investments in commercial paper, government and government agency bonds, and corporate debt obligations. The Company has classified its investment securities as current assets in the balance sheets because these are considered highly liquid securities and are available for use in current operations. All investments are accounted for as available-for-sale because these investment securities are considered available for use in operations. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net in the statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income, net in the statements of operations and comprehensive loss.

As of December 31, 2025 and 2024, accrued interest receivables on investments were $0.7 million and $0.9 million, respectively, and are included in prepaid expenses and other current assets in the Company’s balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the years ended December 31, 2025 and 2024.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available operating accounts, money market funds, and government bonds. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2025 and 2024, was $0.5 million and $0.3 million, respectively, consisting of collateral for letters of credit related to the Company’s lease agreements and funds to support the Company’s cash secured credit card program, and is included in non-current assets in the balance sheets.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2025 or 2024.

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

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants, and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended, as measured by the timing of various aspects of the preclinical or clinical study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. As of December 31, 2025, the Company has had no material differences between its estimates of such expenses and the amounts actually incurred. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

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

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use (ROU) asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term.

Leases that do not meet the finance lease criteria are accounted for as operating leases. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROU assets are recognized in the balance sheets at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

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

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2025 or 2024.

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

As of December 31, 2025 and 2024, the Company maintained full valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the statements of operations and comprehensive loss. Any accrued interest and penalties are included within the related tax liability in the balance sheets. As of December 31, 2025, the Company had no accrued interest or penalties.

Comprehensive Loss

Comprehensive loss consists of net loss in excess of unrealized gains and losses on investments. The Company displays comprehensive loss and its components as part of the statements of operations and comprehensive loss.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding stock options and restricted stock units under the Company’s equity incentive plan and have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive for the years ended December 31, 2025 and 2024:

	AS OF DECEMBER 31, 2025	AS OF DECEMBER 31, 2024
Unvested restricted stock units	2,641,007	529,359
Options to purchase common stock	943,092	2,216,215
Total	3,584,099	2,745,574

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07). The update requires entities to disclose their significant segment expense categories and amounts for each reportable segment. Significance is assessed using both quantitative and qualitative factors depending on the facts and circumstances. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this standard for the fiscal year 2024 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements (see Note 12).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted this standard for the fiscal year 2025 annual financial statements and has applied this standard retrospectively for all prior periods presented in the financial statements. The adoption impacted the disclosures but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on our financial statements and disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF DECEMBER 31, 2025
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$24,209	$24,209	$—	$—
Commercial paper	Short-term investments	15,918	—	15,918	—
Government and government agency bonds	Short-term investments	43,407	—	43,407	—
Corporate debt obligations	Short-term investments	21,982	—	21,982	—
Total assets		$105,516	$24,209	$81,307	$—

		AS OF DECEMBER 31, 2024
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$31,553	$31,553	$—	$—
Government bonds	Cash and cash equivalents	6,574	—	6,574
Commercial paper	Short-term investments	64,855	—	64,855	—
Government and government agency bonds	Short-term investments	59,458	—	59,458	—
Corporate debt obligations	Short-term investments	20,880	—	20,880	—
Total assets		$183,320	$31,553	$151,767	$—

The carrying amounts of all cash and cash equivalents, accounts receivable, other receivables, prepaid and other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Short-Term Investments

The Company’s assets with a fair value categorized as Level 2 within the fair value hierarchy consist of commercial paper, government and government agency bonds, and corporate debt obligations. These assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	AS OF DECEMBER 31, 2025
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$26,701	$—	$—	$26,701
Commercial paper	Short-term investments	1 year or less	15,916	5	(3)	15,918
Government and government agency bonds	Short-term investments	1 year or less	43,334	73	—	43,407
Corporate debt obligations	Short-term investments	1 year or less	19,938	29	—	19,967
Corporate debt obligations	Short-term investments	Greater than 1 year	2,016	1	(2)	2,015
Total cash, cash equivalents and short-term investments			$107,905	$108	$(5)	$108,008

	AS OF DECEMBER 31, 2024
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$33,661	$—	$—	$33,661
Government bonds	Cash and cash equivalents	Less than three months	6,572	2	—	6,574
Commercial paper	Short-term investments	1 year or less	64,840	30	(15)	64,855
Government and government agency bonds	Short-term investments	1 year or less	17,422	7	(1)	17,428
Corporate debt obligations	Short-term investments	1 year or less	15,539	—	(9)	15,530
Government and government agency bonds	Short-term investments	Greater than 1 year	42,157	1	(128)	42,030
Corporate debt obligations	Short-term investments	Greater than 1 year	5,366	9	(25)	5,350
Total cash, cash equivalents and short-term investments			$185,557	$49	$(178)	$185,428

At December 31, 2025, the Company had 6 securities with contractual maturities of one year or less and one security with a contractual maturity greater than one year in an unrealized loss position, all of which have been in an unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of December 31, 2025, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	DECEMBER 31, 2025	DECEMBER 31, 2024
Lab equipment	$12,500	$10,395
Furniture and fixtures	958	871
Computers and software	750	617
Leasehold improvements	867	410
	15,075	12,293
Less accumulated depreciation	(8,457)	(5,923)
Total property and equipment, net	$6,618	$6,370

The Company recognized $2.5 million and $2.4 million in depreciation expense for the years ended December 31, 2025 and 2024, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	DECEMBER 31, 2025	DECEMBER 31, 2024
Accrued research and development expenses	$858	$1,472
Accrued payroll and other employee benefits	7,569	4,831
Accrued purchases	149	315
Other accrued expenses	1,024	774
Total accrued expenses	$9,600	$7,392

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

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of December 31, 2025, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses certain core GC Cell intellectual property (Core IP). The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of December 31, 2025, the Company has not recognized any net sales royalties under the Core Agreement.

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

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of December 31, 2025, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

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

The Company recognized zero and $0.3 million of license and development support-related revenue during the years ended December 31, 2025 and 2024, respectively, in the statements of operations and comprehensive loss, related to development support activities under the Amended AB-201 Agreement. As of December 31, 2025 and December 31, 2024, there were no accounts receivable related to the Amended AB-201 Agreement.

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of December 31, 2025, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 License Agreement, the Company recognized zero and $0.1 million of expense reimbursements for development costs invoiced to GC Cell for the years ended December 31, 2025 and 2024, respectively. The Company did not receive any payments from GC Cell during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company received payments from GC Cell totaling $0.7 million. As of December 31, 2025 and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets in relation to the AB-205 Agreement.

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

8. Convertible Preferred Stock, Stockholders’ Equity, and Stock-Based Compensation

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

The Company’s convertible preferred stock had the following rights, preferences and privileges:

Dividends

The Company shall not declare, pay or set aside any dividends on shares of any class of capital stock of the Company unless the holders of the Series A or Series B convertible preferred stock shall first receive, or simultaneously receive, a dividend on each outstanding share of the Series A convertible preferred stock equal to an amount as defined in the Company’s Amended and Restated Certificate of Incorporation. No such dividends have been declared or paid through December 31, 2025.

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

Immediately upon completion of the IPO, 6,160,385 outstanding shares of convertible preferred stock converted into 6,160,385 shares of common stock. There were no Series A or Series B convertible preferred shares outstanding as December 31, 2025 and 2024.

At-the-Market Offering Program

In August 2025, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the year ended December 31, 2025.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	DECEMBER 31, 2025	DECEMBER 31, 2024
Common stock options granted and outstanding	943,092	2,216,215
Restricted stock units granted and outstanding	2,641,007	529,359
Shares available for issuance under the 2024 and 2020 equity incentive plans, respectively	3,079,468	1,820,868
Shares available for issuance under the ESPP Plan	378,000	212,000
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	7,126,123	4,862,998

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

In July 2024, in connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the 2024 Plan), a successor to and continuation of the 2020 Plan. Upon the effectiveness of the 2024 Plan, 4,572,025 shares of common stock were authorized for issuance which consists of (1) 2,630,000 new shares of common stock, (2) 115,436 shares available for issuance under the 2020 Plan, and (3) up to 1,826,589 shares of common stock subject to outstanding stock awards granted under the 2020 Plan that, on or after the 2024 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Furthermore, as of the effectiveness of the 2024 Plan, no further grants can be made under the 2020 Plan, and the 2020 Plan will automatically terminate on June 23, 2030. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5.0% of the outstanding number of shares of common stock on the immediately preceding December 31st. On January 1, 2025, 1,214,580 shares were added to the 2024 Plan reserve. On June 24, 2025, the Company’s stockholders approved an amendment to the 2024 Plan to increase the 2024 Plan reserve by an additional 1,214,580 shares.

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

In December 2025, the Company entered into Option for RSU Exchange Agreements (the Option for RSU Exchange Agreements or the Exchange Program) with a limited number of employees. These agreements provided a one-time opportunity for eligible participants to surrender outstanding stock options with exercise prices greater than the current fair market value of the Company’s common stock in exchange for restricted stock units (RSUs) granted under the Company’s 2024 Equity Incentive Plan. The RSU grants became effective on December 12, 2025 and will vest on a quarterly basis between August 15, 2026 and August 15, 2029 with various vesting terms in accordance with the employee’s Option for RSU Exchange Agreements.

As a result of the Exchange Program, 1,363,777 vested and unvested options were cancelled on December 12, 2025 and 1,363,777 new RSUs were granted on the same day. The total incremental fair value to be recognized as a result of the Program is $2.7 million and will be recognized over the vesting period of the underlying awards. The expense is included within the respective line item on the statement of operations and comprehensive loss corresponding to the activity of the related employee. During the year ended December 31, 2025, the Company recorded $0.1 million of stock-based compensation expense in relation to the Exchange Program.

A summary of the Company’s stock option activity under the 2020 Plan and 2024 Plan is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2024	2,216,215	$7.72	8.7	$7,118
Granted	316,300	3.42	—	—
Exercised	(26,834)	5.15	—	—
Cancelled	(1,562,589)	7.83	—	—
Outstanding at December 31, 2025	943,092	$6.17	8.0	$412
Exercisable as of December 31, 2025	587,318	$6.17	7.5	$—

The Company recorded stock-based compensation expense related to employee and non-employee options in the amounts of $4.1 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2025 and 2024, was $2.57 and $8.79 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was zero. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of December 31, 2025, the unrecognized compensation cost related to outstanding employee and non-employee options was $1.1 million and is expected to be recognized as expense over a weighted-average period of 2.0 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants issued for the years ended December 31, 2025 and 2024, were as follows:

YEAR ENDED DECEMBER 31,
	2025	2024
Stock price	$1.61 - $10.67	$5.18 - $15.45
Risk-free rate of interest	3.9% - 4.5%	3.5% - 4.6%
Expected term (years)	5.4 - 6.1	5.1 - 6.1
Expected stock price volatility	88.2% - 90.3%	87.2% - 110.5%
Expected dividend yield	—	—

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

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and 424,000 shares of common stock. On January 1, 2025, 242,916 shares were added to the ESPP reserve. 76,916 shares were issued under the ESPP during the year ended December 31, 2025. No shares were issued under the ESPP during the year ended December 31, 2024.

The ESPP is considered a compensatory plan. The Company recorded related stock-based compensation in the amounts of $0.4 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024
Stock price	$2.38 - $11.91	$11.91
Risk-free rate of interest	3.9% - 5.2%	4.4% - 5.2%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	84.4% - 93.1%	84.4% - 87.9%
Expected dividend yield	—	—

Restricted Stock Unit Awards

RSUs granted under the 2020 and 2024 Plan are subject to time-based vesting and convert to shares of common stock in accordance with the vesting schedule. RSUs are valued at the estimated fair value of the Company’s stock on the date of grant and are amortized over the requisite service period. The total number of RSUs granted represents the maximum number of RSUs eligible to vest based upon the service conditions set forth in the grant agreements. Employees forfeit unvested RSUs upon termination of employment with a corresponding reversal of expense.

A summary of the Company’s RSU activity under the 2020 Plan and 2024 Plan is as follows:

	NUMBER OF STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE

Unvested balance at January 1, 2025	506,845	$11.28
Granted	2,564,599	4.44
Vested	(282,687)	7.81
Forfeited	(147,750)	5.96
Unvested balance at December 31, 2025	2,641,007	$5.31

The Company recorded stock-based compensation expense related to RSUs in the amounts of $2.3 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the unrecognized compensation cost related to outstanding RSUs was $13.4 million and is expected to be recognized as expense over a weighted-average period of 2.7 years. The total fair value of RSUs vested during the year ended December 31, 2025 was $0.8 million.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s statements of operations and comprehensive loss (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Research and development	$3,153	$3,414
General and administrative	3,668	3,566
Total	$6,821	$6,980

9. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

The Company entered into license agreements in November 2019, October 2020, March 2021, and December 2022 (collectively, the License Agreements) with GC Cell (see Note 7). In August 2020, the Company entered into a Research and Service Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the Selected Products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the years ended December 31, 2025 and 2024. As of December 31, 2025 and December 31, 2024, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Service Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 7). The Company recognized zero and $0.3 million of license and development support-related revenue for the years ended December 31, 2025 and 2024, respectively, on its statements of operations and comprehensive loss, related to development support activities under the Amended AB-201 Agreement. As of December 31, 2025 and December 31, 2024, total accounts receivable related to the Amended AB-201 Agreement was zero.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for direct costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the direct costs incurred and paid by GC Cell (see Note 7). Total reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement were zero and $0.1 million for the years ended December 31, 2025 and 2024, respectively. The Company did not receive any payments from GC Cell during the year ended December 31, 2025. During the year ended December 31, 2024, the Company received payments from GC Cell totaling $0.7 million. As of December 31, 2025 and December 31, 2024, the Company had no receivables from GC Cell recorded in the balance sheets.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. For the years ended December 31, 2025 and 2024, the Company incurred approximately $55 thousand and $2.9 million, respectively, in research and development expenses in connection with the agreement. As of December 31, 2025 and 2024, the Company had zero and $1.0 million, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the balance sheets.

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the RA Capital Funds) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the “Blackbird Services Agreement”) with Blackbird Clinical, Inc. (Blackbird), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provides consulting services in connection with the Company’s clinical trials, including study strategy, clinical operations and patient operations. The agreement commenced on June 1, 2024 and was in effect until June 1, 2025. The Company incurred zero and $0.3 million of research and development expenses in connection with the consulting services from Blackbird for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, and December 31, 2024, the Company had zero and $9 thousand in accounts payable and accrued expenses, respectively, in connection with the Blackbird Services Agreement recorded in the balance sheets.

In November 2024, the Company entered into a services agreement (the “Carnot Services Agreement”) with Carnot Pharma, LLC (Carnot), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Carnot Services Agreement, Carnot provides consulting services in connection with the Company’s clinical trials, including clinical operations and patient advocacy in support of the Company’s AlloNK autoimmune programs. The agreement commenced on November 1, 2024 and was in effect until December 31, 2025. The Company incurred $31 thousand and $15 thousand of research and development expenses in connection with the consulting services from Carnot for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, and December 31, 2024, the Company had zero and $15 thousand in accounts payable and accrued expenses, respectively, in connection with the Carnot Services Agreement recorded in the balance sheets.

10. Commitments and Contingencies

Operating Leases

The Company has multiple facility leases in San Diego, California, for office and laboratory space, including a cGMP manufacturing center, under non-cancellable operating leases with various expiration dates through 2029.

The Company leased certain office space in San Diego, California, under a non-cancelable operating lease, with a term through December 2025 (the Executive Drive Lease). The lease agreement for 13,405 square feet commenced on December 23, 2019, with a six-year initial term and included aggregate monthly payments to the lessor of $2.8 million. The Executive Drive Lease also provided for rent abatements and scheduled increases in base rent. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.4 million, of which $0.2 million was refunded in October 2021, and the remaining $0.2 million is refundable at the end of the lease term and is included in prepaid expenses and other current assets in the Company’s balance sheets. The Executive Drive Lease included a renewal option, which included an option to renew for five additional years. The Company did not exercise the option and, as such, the Executive Drive Lease ended in December 2025.

In June 2021, the Company entered into a lease agreement for 51,621 square feet of office and laboratory space, and a cGMP manufacturing center in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The construction and design of the asset was the primary responsibility of the lessor. The Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that will be beneficial to the Company to better suit its business needs and intended purpose of the space. The Morehouse Lease is accounted for as an operating lease and commenced in the second quarter of 2022 (office and laboratory space) and in the third quarter 2022 (cGMP manufacturing center). The Morehouse Lease has an initial term of 88 months and includes aggregate monthly payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of approximately $12.3 million. The lease agreement required the Company to provide an unconditional and irrevocable letter of credit in the amount of $0.2 million, which is recorded as restricted cash on the Company’s balance sheets as of December 31, 2025 and 2024.

In August 2022, the Company entered into a lease agreement to use designated laboratory and vivarium space in San Diego, California (the Explora Lease). The Explora Lease is accounted for as an operating lease and commenced in August 2022. The Explora Lease had an initial term of 36 months with automatic one-year renewals for up to three additional years and includes aggregate monthly payments to the lessor of approximately $0.8 million with a rent escalation clause. The Company extended the lease through August 2026.

In March 2025, the Company entered into a lease agreement with Eastgate Bend Two for a warehouse and storage facility space in San Diego, California (the Eastgate Lease). The Eastgate Lease is accounted for as an operating lease and commenced on March 1, 2025. The Eastgate Lease has an initial term of 54 months and includes aggregate monthly payments to the lessor of approximately $0.5 million for the 54 month term with scheduled increases in base rent.

The following table presents operating rent expense and related short-term lease costs (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Rent expense	$4,007	$4,052
Variable lease expense	2,149	2,029
Amount of rent expense related to short-term leases	629	—

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

YEAR ENDED DECEMBER 31,
2026	3,143
2027	3,497
2028	3,603
2029	2,284
Total minimum lease payments	12,527
Less: amount representing interest	(1,629)
Present value of operating lease liabilities	10,898
Less: operating lease liabilities, current	(3,015)
Operating lease liabilities, net of current portion	$7,883

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on average discount rate, which were as follows:

	AS OF
	DECEMBER 31, 2025	DECEMBER 31, 2024
Weighted-average remaining lease term	3.6 years	4.4 years
Weighted-average discount rate	8.0%	7.7%

On July 22, 2022, the Company entered into a sublease (the Sublease Agreement) with Origis Operating Services, LLC, (the Sublessee), whereby the Company agreed to sublease to Sublessee all of the 13,405 rentable square feet of office space in San Diego, California previously leased by the Company under the Executive Drive Lease. The sublease commenced on August 1, 2022, and had a term through December 31, 2025. The aggregate base rent was approximately $2.6 million commencing August 1, 2022. The Company recorded sublease income as a reduction of general and administrative expense.

The Company recognized sublease income of $0.8 million for each of the years ended December 31, 2025 and 2024.

11. Income Taxes

The Company reported pre-tax book losses in the United States of $83.9 million and $65.4 million, for the years ended December 31, 2025 and 2024, respectively.

A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025		2024
Expected tax benefit at statutory rate	$(17,612)	21.00%	$(13,730)	21.00%
State and local income taxes, net of federal benefit (1)	(292)	0.35%	(246)	0.38%
Tax credits - Research and development	(3,224)	3.84%	(2,614)	4.00%
Nontaxable or nondeductible items:
Executive compensation expense	456	-0.54%	1,626	-2.49%
Change in fair value of SAFEs	—	0.00%	755	-1.16%
Stock-based compensation expense	1,194	-1.43%	(1,004)	1.55%
Other	(30)	0.04%	11	-0.02%
Other provision adjustments	9	-0.01%	71	-0.11%
Change in valuation allowance	18,401	-21.94%	14,231	-21.77%
Change in unrecognized tax benefits	1,098	-1.31%	900	-1.38%
Provision for income taxes	$—	0.00%	$—	0.00%

(1) 50% or more of our state tax provision relates to the California taxing jurisdiction.

Due to losses, the Company did not pay any federal and state income taxes in 2025 or 2024.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net operating loss carryforwards	$54,930	$29,693
Capitalized research and development	16,741	21,731
Operating lease liabilities	3,050	3,970
Intangible assets	875	959
Research and development credits	11,801	8,423
Other, net	3,879	3,410
Total deferred tax assets	$91,276	$68,186
Valuation allowance	(87,643)	(63,115)
Deferred tax assets, net of valuation allowance	$3,633	$5,071
Deferred tax liabilities:
Fixed assets	(688)	(1,211)
Operating lease assets	(2,945)	(3,860)
Total deferred tax liabilities	$(3,633)	$(5,071)
Net deferred tax assets / (liabilities)	$—	$—

The Company increased its valuation allowance by $24.5 million for the year ended December 31, 2025 in order to maintain a full valuation allowance against its deferred tax assets. The Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 due to the uncertainty surrounding the realization of such assets. The Company has determined it more likely than not that the deferred tax assets are not realizable due to the Company's historical loss position. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

The Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of $195.0 million and $217.7 million, respectively, as of December 31, 2025. All of the federal net operating loss carryforwards are not subject to expiration but are limited to 80% of the taxable income in the year the carryforward is used. The state net operating loss carryforwards, if not utilized, will start to expire in 2039.

As of December 31, 2025, the Company has federal and state research and development credit carryforwards of $10.6 million and $6.8 million, respectively. The federal credits will start to expire in 2041 and the state credits are available indefinitely.

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

As of December 31, 2025, the Company had unrecognized tax benefits of $6.2 million related primarily to the federal and state research and development credits as a result of no formal research credit study performed.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Unrecognized Tax Benefits - Beginning	$4,995	$3,999
Increases related to current year positions	1,211	1,012
Increases (decreases) related to prior year positions	—	(16)
Unrecognized Tax Benefits - Ending	$6,206	$4,995

Due to the full valuation allowance, future recognition of previously unrecognized tax benefits will not impact the Company’s effective tax rate. The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense (benefit). Management determined that no accrual for interest and penalties was required as of December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. The OBBBA includes corporate provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modifies the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the tax year ended December 31, 2025, resulting in no impact to our fiscal year 2025 effective tax rate and net deferred tax assets as we maintain a full valuation allowance.

12. Segment Information

The Company operates and manages its business as one reportable and operating segment, which is the business of developing therapies for autoimmune diseases and cancers. The Company’s chief operating decision maker (CODM) is the chief executive officer, who assesses performance of the segment based on net loss, which includes evaluating the progress of ongoing clinical trials. The measure of segment assets is reported on the balance sheet as total assets. All long-lived assets are maintained in the United States. The following table contains information on segment profit or loss, including significant segment expenses (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Revenue	$—	$251
Less:
AB-101 (AlloNK)	32,379	19,978
Other programs(a)	23	330
Personnel-related	39,285	30,465
Other(b)	18,123	16,760
Other income, net	5,945	1,909
Net loss	$(83,865)	$(65,373)

(a)
Other programs primarily include costs associated with AB-201.
(b)
Other primarily includes consultant, depreciation, rent, common area maintenance, lab supplies, legal, and insurance expenses.