Form 10-K/A
period 2025-12-31
Artiva Biotherapeutics, Inc.
filed 2026-04-30
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Artiva Biotherapeutics, Inc.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Amendment) amends the Annual Report on Form 10-K of Artiva Biotherapeutics, Inc. for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (SEC) on March 10, 2026 (the Original Filing). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Artiva Biotherapeutics, Inc.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board of Directors (the Board) currently consists of eight directors. Class I directors have a term expiring in 2028, Class II directors have a term expiring in 2026 and Class III directors have a term expiring in 2027.

The brief biographies below include information, as of the date of this Amendment, regarding the specific and particular experience, qualifications, attributes or skills of each director.

Name	Age	Position(s)
Fred Aslan, M.D.	51	President and Chief Executive Officer, Class III Director
Daniel Baker, M.D. (2)(3)(4)	75	Class I Director, Chair of our Nominating and Corporate Governance Committee
Brian Daniels, M.D. (1)(2)(3)(4)(5)	67	Chairperson, Class II Director, Chair of our Compensation Committee
Elizabeth Hougen (1)	64	Class III Director, Chair of our Audit Committee
Diego Miralles, M.D. (4)	63	Class II Director, Chair of our Clinical Strategy Committee
Alison Moore, Ph.D. (6)	59	Class III Director
Elaine Sorg	59	Class I Director
Laura Stoppel, Ph.D. (1)(4)	40	Class II Director

(1)
Member of our Audit Committee
(2)
Member of our Nominating and Corporate Governance Committee
(3)
Member of our Compensation Committee
(4)
Member of our Clinical Strategy Committee
(5)
Member of our Philanthropic Committee
(6)
Technical Operations Committee

Fred Aslan, M.D. Dr. Aslan has served as our President and Chief Executive Officer and as a member of our Board since January 2021. Prior to his employment with us as our Chief Executive Officer, Dr. Aslan provided consulting services to us in December 2020. From September 2018 to December 2020, Dr. Aslan served as President and Chief Business Officer of Vividion Therapeutics, Inc., a private oncology-focused biotechnology company. From January 2011 to August 2018, Dr. Aslan was Founder and Chief Executive Officer of Adavium Medical, Ltd., a private Brazilian medical device and in-vitro diagnostics company. From June 2006 to August 2013, he was a Vice President at Venrock, a venture capital firm. While at Venrock, Dr. Aslan was a co-founder and served as a board member at Receptos Pharmaceuticals, Inc. Prior to that, Dr. Aslan was Director of Corporate Development and Head of Investor Relations at Curagen Corporation, an oncology-focused biotechnology company, and a consultant to healthcare clients at Boston Consulting Group. Dr. Aslan received a B.S. in Biology from Duke University, an M.D. from Yale University, and an M.B.A. from Harvard Business School. Our Board believes that Dr. Aslan’s extensive scientific, business and executive-level management experience in the biotechnology industry qualifies him to serve on our Board.

Daniel Baker, M.D. Dr. Baker has served as a member of our Board since January 2025. Dr. Baker has served as the interim Chief Development Officer of Cue Biopharma, Inc. since November 2024. Previously, Dr. Baker served as Chief Executive Officer, founder and member of the board of directors of Kira Biotech Pty Ltd, a biotechnology company advancing novel drugs targeting immune system disorders from April 2019 to December 2024. Dr. Baker also has 19 years of experience from 2000 to 2019 at Johnson & Johnson (Janssen/Centocor), most recently as the Vice President of Immunology R&D. During his tenure at Johnson & Johnson, he led the clinical development of Remicade, Simponi and Stelara, as well as other major clinical drug programs. Dr. Baker also previously served as Executive Director on the Board of Galapagos Therapeutics from April 2022 to October 2024. He holds a B.A. in Biology from Gettysburg College and an M.D. from the University of Pennsylvania. Dr. Baker completed his medical residency at Hershey Medical Center and fellowship in Rheumatology at the University of Pennsylvania, followed by a research fellowship in Rheumatology at Mass General Hospital. He continued on as part of the faculty of the University of Pennsylvania for 18 years before taking on industry roles. Our Board believes that Dr. Baker’s extensive executive-level business experience and research and clinical development experience in the pharmaceutical industry qualifies him to serve on our Board.

Brian Daniels, M.D. Dr. Daniels has served as a member of our Board since June 2020. Prior to that, Dr. Daniels joined 5AM Venture Management LLC, a life-science focused venture capital firm, in October 2014, and currently serves as a Venture Partner. Dr. Daniels previously served as Senior Vice President, Global Development and Medical Affairs at BMS from 2004 to 2014 and Vice President, Immunology at BMS from 2000 to 2004. Dr. Daniels has served as a member of the board of directors of CSL Ltd. since December 2024. Dr. Daniels served as a member of the board of directors of Ideaya Biosciences, Inc. from June 2018 to January 2019, Novo Nordisk A/S from March 2016 to March 2021, and Cabaletta Bio, Inc. from October 2018 to June 2021. Dr. Daniels received his B.S. and M.S. degrees from Massachusetts Institute of Technology and his M.D. from Washington University in St. Louis. He completed his residency in internal medicine at New York Hospital and a fellowship in rheumatology and immunology at University of California, San Francisco. Our Board believes that Dr. Daniels’ expertise and leadership experience in the venture capital industry and in the life sciences industry qualify him to serve on our Board.

Elizabeth Hougen. Ms. Hougen has served as a member of our Board since April 2021. Ms. Hougen previously served as Executive Vice President and Chief Financial Officer at Ionis Pharmaceuticals, Inc. (Ionis), a public biotechnology company, since April 2020. Previously, Ms. Hougen held various roles at Ionis, including serving as Senior Vice President, Finance and Chief Financial Officer, from January 2013 to March 2020, Vice President, Finance and Chief Accounting Officer, from January 2007 to December 2012, and Vice President, Finance from May 2000 to January 2007. Prior to joining lonis in 2000, Ms. Hougen was Executive Director, Finance and Chief Financial Officer for Molecular Biosystems, Inc., a public biotechnology company. Ms. Hougen received her B.A. in Business from Franklin & Marshall College and her M.B.A. from the University of San Diego. Our Board believes that Ms. Hougen’s extensive business and executive-level management experience in the biotechnology industry qualifies her to serve on our Board.

Diego Miralles, M.D. Dr. Miralles has served as a member of our Board since May 2024. Previously, Dr. Miralles has served as the Chief Executive Officer at AZURNA Therapeutics, Inc., a private pharmaceutical development company, since January 2024. From December 2020 to September 2022, Dr. Miralles served as Chief Executive Officer at Laronde Inc., an early-stage biotechnology company. Dr. Miralles also served as Chief Executive Officer at Vividion, from August 2017 to September 2020. Dr. Miralles has served as a member of the board of directors at Rady Children’s Institute for Genomic Medicine since 2008, served as a member of the board of directors at NeuBase Therapeutics, Inc., a public biopharmaceutical company, from April 2019 to April 2021, has served as a member of the board of directors of St. Vincent de Paul Village, Inc. (dba Father Joe’s Villages), a 501(c)3 charitable organization, and has served as a member of the board of directors at Contineum Therapeutics, Inc., a public biopharmaceutical company, from March 2025. Dr. Miralles received his M.D. degree from the University of Buenos Aires. Our Board believes that Dr. Miralles’s executive-level management experience in the life sciences industry qualifies him to serve on our Board.

Alison Moore, Ph.D. Dr. Moore has served as a member of our Board since October 2024. Dr. Moore currently serves as Chief Executive Officer of Codexis Inc., an enzyme engineering company, since November 2025, after joining the company as Chief Technical Officer in October 2024. Previously, Dr. Moore served as Chief Technical Officer and Executive Vice President of Operations at Allogene Therapeutics, Inc., a public biotechnology company, from June 2018 to May 2023. From 1996 to 2018, Dr. Moore served various roles at Amgen, a public pharmaceutical company. These roles included, mostly recently, Senior Vice President of Process Development from August 2014 to May 2018. Dr. Moore also has experience at Genentech, Inc. as a Director in Chemistry, Manufacturing and Controls, Regulatory Affairs from 2005 to 2006. Dr. Moore has served as a member of the technical advisory board of National Resilience, Inc., a private biotechnology company since 2021. Dr. Moore served on the board of directors at Codexis, Inc. from June 2020 to September 2024, where she served as a member of its science and technology committee of the board and as chair of its compensation committee of the board. Dr. Moore previously served as an executive board member for the Alliance for Regenerative Medicine, an international advocacy organization from January 2022 to October 2023. Dr. Moore received her Ph.D. in Cell Biology from Manchester University, England and her bachelor’s degree in Pharmacology from Manchester University, England.

Our Board believes that Dr. Moore’s significant experience as an executive of biotechnology pharmaceutical companies and prior experience as a director of a public biotechnology company qualifies her to serve on our Board.

Elaine Sorg. Ms. Sorg has served as a member of our Board since February 2026. Ms. Sorg has more than 35 years’ experience as a senior executive with leading pharmaceutical companies including AbbVie and Eli Lilly. Ms. Sorg previously served as Senior Vice President for AbbVie and President of AbbVie’s U.S. commercial operations, the company’s largest commercial business, from November 2020 until her retirement in January 2024. She was a key leader in bringing a number of groundbreaking medicines to patients across Immunology, Oncology, Neuroscience and Eye Care. Ms. Sorg has been a director of CSL Limited, a global biopharmaceutical company headquartered in Melbourne, Australia, since September 2024. She is currently on the Dean’s Advisory Council at Purdue University School of Pharmacy and Pharmaceutical Science and has been a Senior Advisor at the Boston Consulting Group, a global consulting firm, since May 2024, where she advises global health care clients on business-critical strategies and decisions. Ms. Sorg has been a member of the Scientific Strategy Board of Galapagos since October 2025. She holds a Bachelor of Science (Pharmacy) from Purdue University, as well as postgraduate certifications from the University of Chicago Booth School of Management and Harvard Business School. Our Board believes that Ms. Sorg’s extensive executive-level business experience and commercial operations experience in the pharmaceutical industry qualifies her to serve on our Board.

Laura Stoppel, Ph.D. Dr. Stoppel has served as a member of our Board since June 2020. Dr. Stoppel is a Principal at RA Capital Management, L.P., a multi-stage investment manager where she has worked since 2016. Dr. Stoppel has served as a member of the board of directors of Acumen Pharmaceuticals, Inc. since November 2020 and has served as a member of the board of directors of a number of private companies. Dr. Stoppel earned her B.A. in Biology and Psychology from Harvard University and her Ph.D. in Neuroscience from the Massachusetts Institute of Technology. Our Board believes that Dr. Stoppel’s education, expertise and experience in the finance and life sciences industries qualify her to serve on our Board.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of April 27, 2026.

Name	Age	Position(s)
Fred Aslan, M.D.	51	President, Chief Executive Officer and Director
Subhashis Banerjee, M.D.	69	Chief Medical Officer
Jennifer Bush	51	Chief Operating Officer, Chief Legal Officer and Compliance Officer
Christopher P. Horan	59	Chief Technical Operations Officer
Thad Huston	56	Chief Financial Officer
Heather Raymon, Ph.D.	61	Senior Vice President of Research and Early Development

Fred Aslan, M.D. Biographical information for Dr. Aslan is included above with the director biographies.

Subhashis Banerjee, M.D. Dr. Banerjee joined us as our Chief Medical Officer in April 2025. Previously, Dr. Banerjee served as Senior Vice President at VYNE Therapeutics Inc., a public clinical-stage biopharmaceutical company (VYNE), from July 2024 through April 2025. Prior to VYNE, Dr. Banerjee served as Vice President & Disease Area Head, Rheumatology and Dermatology at Bristol Myers Squibb Company (BMS), a public biopharmaceutical company, from June 2013 through July 2024. During his tenure at BMS, Dr. Banerjee served as the global lead for mid- to late-stage clinical development of SOTYKTU® (deucravacitinib), ORENCIA® (abatacept) and clazakizumab (anti-IL-6 antibody) for the treatment of a variety of immunological conditions. Dr. Banerjee also served as a global clinical program lead at Eli Lilly and Company, a public pharmaceutical company, from September 2009 to May 2013. From April 2005 to April 2009, Dr. Banerjee served as Director at Pfizer Inc., a public pharmaceutical company, where he supported the clinical development of XELJANZ® (tofacitinib). Earlier in his career, Dr. Banerjee served as Senior Principal Scientist at AbbVie from June 1993 to March 2005. Dr. Banerjee received his MBBS and M.D. degrees from Christian Medical College in Vellore, India, and he completed his residency in internal medicine at St. Vincent Hospital in Worcester, Massachusetts.

Jennifer Bush. Ms. Bush has served as our Chief Operating Officer since April 2024, and as our Executive Vice President, Chief Legal Officer and Compliance Officer since February 2021 and was previously our Executive Vice President, General Counsel and Secretary since September 2020, and she served as our Corporate Secretary until February 2026. Previously, Ms. Bush served as Senior Vice President, General Counsel, Head of Human Resources and Regulatory Affairs at Organovo, Inc., a publicly held biotechnology company, from September 2014 to August 2020. Prior to Organovo, Inc., Ms. Bush served as Associate General Counsel & Global Privacy Officer at Broadcom Corporation, a publicly held semiconductor and infrastructure software company, from October 2010 to August 2014 and as Associate General Counsel at DivX, Inc., a private digital entertainment company, from February 2010 to October 2010. Earlier in her career, Ms. Bush was a Principal at Fish & Richardson P.C. and an Associate at Irell & Manella LLP. Ms. Bush received her A.B. in History from Princeton University and her J.D. from Yale Law School. She subsequently served as a Law Clerk to the Honorable Stanley Marcus, of the U.S. Court of Appeals for the 11th Circuit.

Christopher P. Horan. Mr. Horan joined us as our Chief Technical Operations Officer in December 2021. Previously, Mr. Horan served as Chief Technical Operations Officer at Sanbio Company Limited, a private biopharmaceutical company, since July 2020. From April 2018 to May 2020, Mr. Horan served as Chief Technical Operations Officer at Dermira, Inc. (Dermira), a then-private biotechnology company. Prior to Dermira, Mr. Horan served as Senior Vice President for global product and supply chain management at Genentech, Inc., a commercial-stage biotechnology company, from August 2004 to March 2018, and as Director/Business Partner and in other roles at Merck & Company, Inc. from 1988 to 2004. Mr. Horan received a B.E. from Stevens Institute of Technology.

Thad Huston. Mr. Huston joined us as our Chief Financial Officer in February 2026. Mr. Huston has more than 30 years of global leadership experience spanning finance, commercial strategy, business development and operations across public companies in pharmaceuticals, biotechnology and medical devices. Most recently, he served as chief financial officer and chief operating officer at Galapagos NV, a global biotechnology company, from July 2023 until August 2025, where he led finance, commercial, operations, quality, IT and business development through the company’s strategic transition to an oncology-focused cell therapy organization. Previously, he was Vice President of Finance and IT at Kite Pharma, a Gilead Company, from June 2021 until July 2023, where he drove strategic planning and operational initiatives to support growth and profitability as Senior Vice President, Finance and Corporate Operations. He previously served as Chief Financial Officer at LivaNova PLC, a medical device company, and held senior leadership roles at Johnson & Johnson, including group chief financial officer responsibilities in medical devices and finance leadership roles across international markets. Mr. Huston holds a B.S. in finance from Pennsylvania State University and is a certified management accountant.

Heather Raymon, Ph.D. Dr. Raymon served as our Senior Vice President, Research and Early Development since January 2023 and previously served as our Vice President, Early Development and Program Management from October 2020 through December 2022. Previously, Dr. Raymon served as Executive Director, Early Development Program Lead at BMS, a public pharmaceutical company, from November 2019 to October 2020. Prior to BMS, Dr. Raymon served as Senior Director and then Executive Director of Global Project Leadership, Research and Early Development at Celgene Corporation, a public pharmaceutical company prior to its acquisition by BMS in 2019, from January 2016 to November 2019, and as Head of Pharmacology, Research and Early Development from 2001 to 2015. Dr. Raymon received her B.S. in biology from the State University of New York at Albany, her Ph.D. in pharmacology and toxicology from the University of California, Irvine and was a postdoctoral fellow at the Salk Institute for Biological Studies and the University of California, San Diego.

Each executive officer serves at the discretion of our Board and holds office until the executive officer’s successor is duly elected and qualified or until the executive officer’s earlier resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and executive officers. There are no arrangements or understandings with another person under which the Company’s directors and executive officers were or are to be selected as a director or executive officer. Additionally, no director or executive officer of the Company is involved in legal proceedings which require disclosure under Item 401 of Regulation S-K.

Delinquent Section 16(a) Reports

Based solely on our review of electronic filings with the SEC of such reports and written representations from our executive officers and directors that no Form 5 is required, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during 2025, except that: (i) one report, covering an aggregate of three transactions, was filed late by Fred Aslan, M.D.; (ii) one report, covering an aggregate of two transactions, was filed late by Jennifer Bush; (iii) one report, covering an aggregate of two transactions, was filed late by Neha Krishnamohan; (iv) one report, covering an aggregate of two transactions, was filed late by Christopher Horan; (v) one report, covering an aggregate of two transactions, was filed late by Heather Raymon; and (vi) one report, covering an aggregate of two transactions, was filed late by Subhashis Banerjee, M.D.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted an amended Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. The Code of Business Conduct and Ethics provides a framework for sound ethical business decisions and sets forth our expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business ethics. Our Code of Business Conduct and Ethics is posted in the “Governance” section of our website located at investors.artivabio.com. If the Company ever were to amend or waive any provision of its Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is incorporated by reference within the exhibit index of the Original Filing. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Audit Committee

Our Audit Committee of the Board (the Audit Committee) is composed of Brian Daniels, M.D., Elizabeth Hougen and Laura Stoppel, Ph.D. Ms. Hougen is the Chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules applicable to boards of directors in general and audit committee members in particular. Each member of our Audit Committee is “financially sophisticated.” In addition, our Board has determined that Ms. Hougen is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Our Audit Committee is directly responsible for, among other things:

•
evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•
reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit service
•
monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•
reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
•
reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;
•
reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;
•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;
•
preparing the report that the SEC requires in our annual proxy statement;
•
reviewing and recommending updates to our insider trading policy;
•
reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;
•
reviewing our major financial, information security and cybersecurity risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;
•
reviewing and making recommendations to the full Board regarding directors and officers indemnification and insurance matters;
•
reviewing on a periodic basis our investment policy and related-person transactions policy; and
•
reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

Item 11. Executive Compensation.

Executive Compensation The following tables and accompanying narrative disclosure set forth information about the compensation provided to our named executive officers during the years ended December 31, 2025 and 2024. These executive officers, who include the individuals who served as our principal executive officer in 2025 and the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2025, were:

•
Fred Aslan, M.D., President and Chief Executive Officer;
•
Jennifer Bush, Chief Operating Officer, Chief Legal Officer and Compliance Officer; and
•
Christopher Horan, Chief Technical Operations Officer.

We refer to these individuals as our named executive officers.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2025 and 2024, compensation awarded to or paid to, or earned by, the named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Fred Aslan, M.D.	2025	665,000	5,455,700	—	536,281	14,234	6,671,215
President and Chief Executive Officer	2024	621,583	2,599,980	4,264,463	341,528	234	7,827,788
Jennifer Bush	2025	520,000	697,501	—	304,980	14,234	1,536,715
Chief Operating Officer, Chief Legal Officer and Compliance Officer	2024	478,194	537,000	292,439	197,972	234	1,505,839
Christopher Horan (5)	2025	490,000	638,236	—	287,385	234	1,415,855
Chief Technical Operations Officer

(1)
The amounts reported here do not reflect the actual economic value realized by our named executive officers. In accordance with SEC rules, this column represents the grant date fair value of shares underlying restricted stock unit awards (including those issued in connection with our option-for-RSU exchange in December 2025), calculated in accordance with ASC 718. Assumptions used in the calculation of the grant date fair value of the restricted stock units are set forth in Note 2, “Stock-Based Compensation” to our audited consolidated financial statements included in our Original Filing.
(2)
The amounts reported here do not reflect the actual economic value realized by our named executive officers. In accordance with SEC rules, this column represents the grant date fair value of shares underlying stock options, calculated in accordance with ASC 718. Assumptions used in the calculation of the grant date fair value of the stock options are set forth in Note 2, “Stock-Based Compensation” to our audited consolidated financial statements included in our Original Filing.
(3)
The amounts disclosed for 2025 represent performance bonuses earned in 2025 and paid in early 2026. The amounts disclosed for 2024 represent performance bonuses earned in 2024 and paid in early 2025. For additional information, please see the subsection titled “—Annual Performance-Based Bonus Opportunity.”
(4)
The amounts in this column reflect employer matching contributions received by each NEO under the Company's 401(k) plan and life insurance premiums paid by the Company.
(5)
Mr. Horan was not a “named executive officer” during fiscal year 2024 and accordingly his 2024 compensation is not presented in the table above.

Annual Base Salary

The 2025 annual base salaries for our named executive officers are provided below:

Name	2025 Base Salary ($)
Fred Aslan, M.D.	665,000
Jennifer Bush	520,000
Christopher Horan	490,000

In January 2026, the Compensation Committee approved annual base salaries, to be effective January 1, 2026, of $691,600, $540,800, and $509,600 for Dr. Aslan, Ms. Bush and Mr. Horan, respectively.

Annual Performance-Based Bonus Opportunity

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. In 2025, each of our named executive officers was eligible to receive an annual performance bonus based on the achievement of corporate and individual performance goals, as determined by our Board or an authorized committee thereof. Each named executive officer has a target bonus represented as a percentage of base salary (a “target bonus percentage”) each of which is set forth below. In 2025, our named executive officers were entitled to the following target bonus percentages:

Name	2025 Target Bonus
Fred Aslan, M.D.	55%
Jennifer Bush	40%
Christopher Horan	40%

The annual corporate performance goals are generally tied to achievement of research, clinical, and regulatory milestones related to our clinical development programs. The Compensation Committee and our Board reviews the Company’s achievement of the corporate goals in their totality, taking into account the Company’s overall performance for the year.

For each of Dr. Aslan, Ms. Bush and Mr. Horan, 2025 annual performance bonuses were based on achievement of our corporate goals, with a modifier to account for individual performance. The corporate goals established and achieved for 2025 included various development activities and objectives related to clinical trials, regulatory objectives, manufacturing, and capital raising and management objectives. Our Compensation Committee and our Board (in the case of Dr. Aslan) determined that corporate goals were achieved at 127.5% with a discretionary individual multiplier of 115% for each of Dr. Aslan, Ms. Bush and Mr. Horan. This resulted in the payment of 2025 annual performance bonuses of $536,281 to Dr. Aslan, $304,980 to Ms. Bush and $287,385 to Mr. Horan.

Equity Incentive Plan Compensation

From time to time, we grant equity awards in the form of stock options and restricted stock unit (RSU) awards to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service with us. Each of our named executive officers currently holds outstanding RSU awards that were granted under our equity incentive plans, as set forth in the table below titled “—Outstanding Equity Awards at Fiscal Year-End.”

In February 2025, the Compensation Committee granted RSUs under our 2024 Equity Incentive Plan (as amended, our 2024 Plan) for 86,650 and 60,000 shares to Ms. Bush and Mr. Horan, respectively. Additionally, in March 2025, our Board granted an RSU under our 2024 Plan for 200,000 shares to Dr. Aslan. The shares subject to the RSUs shall vest in a series of 16 successive equal installments on each of the following quarterly vesting dates of February 15, May 15, August 15, and November 15 over four years, with the first such installment vesting on May 15, 2025, subject to the named executive officers’ continuous service as of each such vesting date. If a Change in Control occurs and upon three months prior to, or 12 months after, the effective time of such Change in Control, the named executive officers’ continuous service terminates due to an involuntary termination (not including death or disability) without Cause or the named executive officers voluntarily terminate with Good Reason, the vesting and exercisability of the named executive officers’ RSUs, respectively, will accelerate in full.

In December 2025, Dr. Aslan, Ms. Bush, and Mr. Horan entered into Option for RSU Exchange Agreements (the Exchange Agreements). These agreements provided a one-time opportunity for eligible participants, including the named executive officers, to surrender outstanding stock options with exercise prices greater than the current fair market value of the Company’s common stock in exchange for RSUs granted under the Company’s 2024 Plan. The RSU grants became effective on December 12, 2025. Pursuant to these agreements, (i) Dr. Aslan surrendered options to purchase 869,136 shares of common stock, including 566,470 vested options and 302,666 unvested options, (ii) Ms. Bush surrendered options to purchase 84,877 shares of common stock, including 60,371 vested options and 24,506 unvested options and (iii) Mr. Horan surrendered options to purchase 107,156 shares of common stock, including 88,436 vested options and 18,720 unvested options. In exchange for their vested options, Dr. Aslan received 566,470 RSUs, Ms. Bush received 60,371 RSUs and Mr. Horan received 88,436 RSUs, 50% of which will vest on August 15, 2026, and 25% of which will vest on each of November 15, 2026, and February 15, 2027, and for which vesting will fully accelerate in the event they are terminated other than for Cause or they resign for Good Reason (as such terms are defined in the Exchange Agreements). In exchange for their unvested options,

Dr. Aslan received 302,666 RSUs, Ms. Bush received 24,506 RSUs and Mr. Horan received 18,720 RSUs, which will vest between August 15, 2026, and February 15, 2029 with various vesting terms in accordance with the named executive officer's Exchange Agreements, and for which an additional six (6) months of vesting will be accelerated (additional to any acceleration provided in their offer letters) in the event they are terminated other than for Cause or they resign for Good Reason.

In February 2026, the Compensation Committee granted RSUs under our 2024 Plan for 366,850, 117,300, and 117,300 shares to Dr. Aslan, Ms. Bush, and Mr. Horan, respectively. The shares subject to the RSUs shall vest in a series of 16 successive equal installments on each of the following quarterly vesting dates of February 15, May 15, August 15, and November 15 over four years, with the first such installment vesting on May 15, 2026, subject to the named executive officers’ continuous service as of each such vesting date. If a Change in Control occurs and upon three months prior to, or 12 months after, the effective time of such Change in Control, the named executive officers’ continuous service terminates due to an involuntary termination (not including death or disability) without Cause or the named executive officers voluntarily terminate with Good Reason, the vesting and exercisability of the named executive officers’ RSUs, respectively, will accelerate in full.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025. All awards were granted pursuant to the 2024 Plan.

			STOCK AWARDS (1)
Name	Grant Date(1)		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(2)
Fred Aslan, M.D.	7/11/2024	(3)	148,958	639,030
	3/5/2025	(4)	162,500	697,125
	12/12/2025	(5)	566,470	2,430,156
	12/12/2025	(6)	76,002	326,049
	12/12/2025	(7)	13,776	59,099
	12/12/2025	(6)	212,888	913,290
Jennifer Bush	9/12/2024	(3)	34,375	147,469
	2/26/2025	(4)	70,405	302,037
	12/12/2025	(5)	60,371	258,992
	12/12/2025	(6)	13,680	58,687
	12/12/2025	(8)	3,426	14,698
	12/12/2025	(7)	7,400	31,746
Christopher Horan	9/12/2024	(3)	17,188	73,737
	2/26/2025	(4)	48,750	209,138
	12/12/2025	(5)	88,436	379,390
	12/12/2025	(8)	3,421	14,676
	12/12/2025	(6)	13,683	58,700
	12/12/2025	(9)	1,616	6,933

(1)
All of the equity awards granted to our named executive officers after our IPO were granted under our 2024 Plan.
(2)
The amount is calculated using a value of $4.29 per share, which was the closing price of our common stock on the Nasdaq Global Market on December 31, the last trading day of fiscal year 2025.
(3)
One-fourth of the shares subject to the restricted stock unit shall vest on August 15, 2025, and the remainder of the shares subject to the restricted stock unit shall vest at a rate of 1/12th of the balance on each of the following quarterly vest dates of February 15, May 15, August 15 and November 15 over the subsequent three years, subject to continuous service with us as of each such vesting date. If a Change in Control (as defined in the 2024 Plan) occurs and upon or within three months prior to, or 12 months after, the effective time of such Change in Control, and continuous service terminates due to an involuntary termination (not including death or Disability) without Cause (as defined in the 2024 Plan) or the officer voluntarily terminates with Good Reason (as defined in the 2024 Plan), the vesting and exercisability of the RSUs shall be accelerated in full.
(4)
The RSUs shall vest in a series of 16 successive substantially equal installments on each of the following quarterly vest dates of February 15, May 15, August 15, and November 15 over four years, with the first such installment vesting on May 15, 2025. If a Change in Control occurs and upon or within three months prior to, or 12 months after, the effective time of such Change in Control, Recipient’s Continuous Service terminates due to an involuntary termination (not including death or Disability) without Cause or the officer voluntarily terminates with Good Reason, the vesting and exercisability of the RSUs shall be accelerated in full.
(5)
The RSUs shall vest 50% at August 15, 2026, and then 25% each on November 15, 2026 and February 15, 2027.
(6)
The RSUs shall vest in substantially equal installments on each of the following quarterly vest dates of February 15, May 15, August 15, and November 15 with the first such installment vesting on August 15, 2026 and the last installment vesting on February 15, 2029, and for which an additional six (6) months of vesting will be accelerated (additional to any acceleration provided in their offer letters) in the event the officer is terminated other than for Cause or they resign for Good Reason.
(7)
The RSUs shall vest in substantially equal installments on each of the following quarterly vest dates of February 15, May 15, August 15, and November 15 with the first such installment vesting on August 15, 2026 and the last installment vesting on May 15, 2028, and for which an additional six (6) months of vesting will be accelerated (additional to any acceleration provided in their offer letters) in the event the officer is terminated other than for Cause or they resign for Good Reason.
(8)
The RSUs shall vest in substantially equal installments on each of the following quarterly vest dates of February 15, May 15, August 15, and November 15 with the first such installment vesting on August 15, 2026 and the last installment vesting on November 15, 2027, and for which an additional six (6) months of vesting will be accelerated (additional to any acceleration provided in their offer letters) in the event the officer is terminated other than for Cause or they resign for Good Reason.

(9)
100% of the RSUs shall vest on August 15, 2026. An additional six (6) months of vesting will be accelerated (additional to any acceleration provided in the officer's offer letter) in the event the officer is terminated other than for Cause or they resign for Good Reason.

Employment Arrangements with our Named Executive Officers

We have entered into offer letter agreements with each of our named executive officers which are described below. For a discussion of the severance pay and other benefits available in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “— Potential Payments Upon Termination or Change in Control” below. In addition, each of our named executive officers is eligible to participate in the employee benefit plans generally available to our employees.

Dr. Aslan. We entered into an offer letter with Dr. Aslan on December 14, 2020, which was subsequently amended in April 2021, which governs the terms of his employment with us. Pursuant to his offer letter, Dr. Aslan was originally entitled to an initial base salary of $480,000, which was most recently increased in January 2026 by the board to $691,600, effective as of January 1, 2026. Pursuant to the terms of his amended offer letter, Dr. Aslan was also eligible to receive an annual discretionary bonus at a target amount of 50% of his then current annual base salary, which the Compensation Committee of the Board increased to a target amount of 55% effective as of January 1, 2022 based on the achievement of performance targets and metrics, as determined by our Board. In addition, pursuant to the offer letter, Dr. Aslan was granted (i) an option to purchase 257,319 shares of our common stock (the Initial Option Grant), and (ii) an option to purchase 51,463 shares of our common stock (the Performance Option), the terms of which are set forth in the Outstanding Equity Awards table. In addition to the Initial Option Grant and Performance Option, at the closing of any future private preferred stock equity rounds of financing by the company prior to an initial public offering of our common stock on a national securities exchange, subject to board approval, Dr. Aslan’s offer letter provides for additional options (or restricted stock awards) to enable Dr. Aslan to maintain a 5% equity interest in our company (collectively with the Initial Option Grant and the Performance Option, the Initial Options). In addition to the Initial Options, upon the consummation of an initial public offering of our stock on a national securities exchange, subject to board approval, Dr. Aslan’s offer letter provides for an additional option (or restricted stock awards) to enable him to maintain on a fully diluted basis a 4.5% equity interest in the company (the IPO Grant). In July 2024, our Board approved a stock option and a restricted stock unit grant to Dr. Aslan to satisfy our obligation to issue the IPO Grant, as described above under “—Equity-Based Incentive Awards.” Dr. Aslan’s offer letter also provides for severance benefits upon an involuntary termination, as described below under “—Potential Payments upon Termination or Change in Control.”

Ms. Bush. We entered into an offer letter with Ms. Bush effective as of August 2020, which was subsequently amended in April 2021, which governs the terms of her employment with us. Pursuant to her offer letter, Ms. Bush was entitled to an initial annual base salary of $350,000, which was most recently increased in January 2026 by the Compensation Committee of the Board to $540,800, effective as of January 1, 2026. Ms. Bush was also eligible to receive an annual discretionary bonus at a target amount of 30% of her annual base salary, which the Compensation Committee of the Board increased to a target amount of 40% effective as of January 1, 2022, based on the achievement of individual and corporate performance targets and metrics, as determined by our Board. In addition, pursuant to her offer letter, Ms. Bush was granted an option to purchase 22,799 shares of our common stock. Ms. Bush’s offer letter also provides for severance benefits upon an involuntary termination, as described below under “—Potential Payments upon Termination or Change in Control.”

Mr. Horan. We entered into an offer letter with Mr. Horan effective as of December 2021 which governs the terms of his employment with us. Pursuant to his offer letter, Mr. Horan was entitled to an initial annual base salary of $400,000, which was most recently increased in January 2026 by the Compensation Committee of the Board to $509,600, effective as of January 1, 2026. Mr. Horan was also paid a signing bonus of $100,000 upon commencement of his employment. Further, Mr. Horan was eligible to receive an annual discretionary bonus at a target amount of 30% of his then current annual base salary, which the Compensation Committee of the Board increased to a target amount of 40% effective as of January 1, 2022 based on the achievement of performance targets and metrics, as determined by our Board. In addition, pursuant to his offer letter, Mr. Horan was granted an option to purchase 77,519 shares of our common stock. Mr. Horan’s offer letter also provides for severance benefits upon an involuntary termination, as described below under “—Potential Payments upon Termination or Change in Control.”

Potential Payments upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive amounts previously earned during their term of service, including unpaid salary and cash out of unused vacation. In addition, our named executive officers are entitled to certain severance benefits under their executive employment agreements or offer letters, subject to their execution of a release of claims, return of all company property, compliance with post-termination obligations and resignation from all positions with us.

Pursuant to the terms of Dr. Aslan’s offer letter, as amended, if we terminate his employment without cause (other than as a result of death or disability) or he resigns for good reason (each, as defined in his amended offer letter), Dr. Aslan will be entitled to receive, subject to his execution and non-revocation of a general release in favor of us, (i) continued payment of his then-current base salary for 12 months, (ii) premiums for COBRA continuation coverage for up to 12 months, and (iii) accelerated vesting of all outstanding and unvested service-based equity awards as if he had completed an additional six months of service with the Company. In addition, if Dr. Aslan is terminated without cause (other than as a result of death or disability) or resigns for good reason, in each case within three months prior to, or 12 months after a change of control (each, as defined in his amended offer letter) then Dr. Aslan will be entitled to receive (1) continued payment of his then-current base salary for 18 months, (2) premiums for COBRA continuation of coverage for up to 18 months, (3) accelerated vesting of all outstanding and unvested service-based equity awards, and (4) his full target annual bonus for the fiscal year in which his employment is terminated.

Pursuant to the terms of Ms. Bush’s offer letter, as amended, if we terminate her employment without cause (other than as a result of death or disability) or if Ms. Bush resigns for good reason (each as defined in her amended offer letter), Ms. Bush will be entitled to receive, subject to her execution and non-revocation of a general release in favor of us, (i) continued payment of her then-current base salary for nine months, (ii) premiums for COBRA continuation coverage for up to nine months, and (iii) accelerated vesting of all outstanding and unvested service-based equity awards as if she had completed an additional three months of service with the Company. In addition, if Ms. Bush is terminated without cause (other than as a result of death or disability) or resigns for good reason, in each case within three months prior to, or 12 months after a change of control (each, as defined in the amended offer letter) then Ms. Bush will be entitled to receive (1) continued payment of her then-current base salary for 12 months, (2) premiums for COBRA continuation of coverage for up to 12 months, (3) her full target annual bonus for the fiscal year in which her employment is terminated, and (4) accelerated vesting of all outstanding and unvested service-based equity awards.

Pursuant to the terms of Mr. Horan’s offer letter, if we terminate his employment without cause (other than as a result of death or disability) or if Mr. Horan resigns for good reason (each as defined in his offer letter), Mr. Horan will be entitled to receive, subject to his execution and non-revocation of a general release in favor of us, (i) continued payment of his then-current base salary for nine months, (ii) premiums for COBRA continuation coverage for up to nine months, and (iii) accelerated vesting of all outstanding and unvested service-based equity awards as if he had completed an additional three months of service with the Company. In addition, if Mr. Horan is terminated without cause (other than as a result of death or disability) or resigns for good reason, in each case within three months prior to, or 12 months after a change of control (each, as defined in the offer letter) then Mr. Horan will be entitled to receive (1) continued payment of his then-current base salary for 12 months, (2) premiums for COBRA continuation of coverage for up to 12 months, (3) his full target annual bonus for the fiscal year in which his employment is terminated, and (4) accelerated vesting of all outstanding and unvested service-based equity awards.

Each of our named executive officers holds RSU awards granted under the 2024 Plan that were granted subject to the general terms of the 2024 Plan. The specific vesting terms of each named executive officer’s RSU awards (including any acceleration provisions) are described above under “—Outstanding Equity Awards at Fiscal Year-End.”

Health and Welfare and Retirement Benefits; Perquisites

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances.

401(k) Plan

Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended (the Code). Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. Our Board may elect to adopt qualified or nonqualified benefit plans in the future, if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future, if it determines that doing so is in our best interests.

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the CEO and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, as amended. Additionally, we have implemented a Dodd-Frank Act-compliant clawback policy, as required by SEC rules.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of

Material Nonpublic Information

From time to time, the Company grants stock options to its employees, including the named executive officers. Per the Company’s Equity Grant Policy, new hire and promotion equity incentive grants shall generally be granted on (i) the first Friday that is a trading day of the calendar month following the later of the employee’s effective date of hire or promotion, as applicable or (ii) the date the award is approved by the Board, the Compensation Committee or the Chief Executive Officer. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Non-Employee Director Compensation—Non-Employee Director Compensation Policy” below. Equity grants are made on the regular, predetermined grant dates pursuant to the Company’s Equity Grant Delegation Policy and the Non-Employee Director Compensation Policy regardless of whether there is any material nonpublic information (MNPI) about the Company on such dates, and such grant dates are not specifically timed in relation to the Company’s disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Non-Employee Director Compensation

The following table shows for the fiscal year ended December 31, 2025, certain information with respect to the compensation of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Laura Bessen, M.D.(3)	28,410	—	28,410
Brian Daniels, M.D.	100,967	16,390	117,357
Elizabeth Hougen	55,000	16,390	71,390
Diego Miralles, M.D.	55,000	16,390	71,390
Alison Moore, Ph.D.	55,000	16,390	71,390
Laura Stoppel, Ph.D.(4)	54,859	16,390	71,249
Daniel Baker, M.D.	51,898	128,629	180,527

(1)
The aggregate number of shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2025 was as follows: 13,750 shares of common stock by each of Dr. Daniels and Dr. Stoppel, 41,250 shares of common stock by each of Ms. Moore and Dr. Baker, 30,848 shares of common stock by Ms. Hougen, and 39,740 shares of common stock by Dr. Miralles.
(2)
The amounts reported here do not reflect the actual economic value realized by our directors. In accordance with SEC rules, this column represents the grant date fair value of shares underlying stock options, calculated in accordance with ASC 718.
(3)
Dr. Bessen resigned from our Board in June 2025.
(4)
Pursuant to an agreement between Dr. Stoppel and RA Capital Management, L.P. (RA Capital), cash amounts payable to Dr. Stoppel were paid to RA Capital.

Dr. Aslan, our President and Chief Executive Officer does not receive any additional compensation for his service on the Board. Dr. Aslan’s compensation as a named executive officer is set forth above under “—Summary Compensation Table”.

In November 2023, we entered into a consulting agreement with Dr. Miralles (2023 Miralles Consulting Agreement), who joined our Board in May 2024, pursuant to which Dr. Miralles agreed to provide consulting services to us regarding strategic and business development activities. As compensation for such consulting services, and in accordance with the terms of the consulting agreement, (i) we paid Dr. Miralles $16,000 per month for his services and (ii) granted him an option to purchase 12,995 shares of Common Stock under our 2020 Plan in January 2024 vesting in equal monthly installments over six months with an exercise price of $5.18 per share. In addition, in March 2024, Dr. Miralles was granted an option to purchase 12,995 shares of Common Stock under our 2020 Plan, vesting in equal monthly installments over six months beginning in May 2024 with an exercise price of $5.18 per share. The 2023 Miralles Consulting Agreement terminated in connection with our IPO.

In April 2026, we entered into a consulting agreement with Dr. Miralles, pursuant to which Dr. Miralles agreed to provide consulting services to us regarding clinical development strategy and regulatory strategy. As compensation for such consulting services, and in accordance with the terms of the consulting agreement, Dr. Miralles will be paid $45,000 per month for his services.

Non-employee directors also receive an annual cash retainer of $6,000 ($15,000 for the Chair) for service on the Clinical Strategy Committee and $15,000 for service on the Technical Operations Committee.

Non-Employee Director Compensation Policy

Our Board adopted a non-employee director compensation policy that became effective in July 2024. This compensation policy provides that each such non-employee director will receive the following compensation for service on our Board:

•
an annual cash retainer of $40,000 for eligible directors;
•
an additional annual cash retainer of $30,000 for service as lead independent chair of the board;

•
additional cash retainers of $7,500 for service as a non-chair member of the Audit Committee, $6,000 for service as a non-chair member of the Compensation Committee, and $5,000 for service as a non-chair member of the Nominating and Corporate Governance Committee;
•
additional cash retainers of $15,000 for service as the chair of the Audit Committee, $12,000 for service as the chair of the Compensation Committee, and $10,000 for service as the chair of the Nominating and Corporate Governance Committee, respectively (in lieu of the committee member retainer above);
•
an initial option grant to purchase 27,500 shares of our common stock, of which one-third of the shares will vest following the grant date thereof with the remaining shares vesting in 24 equal monthly installments; and
•
an annual option grant to purchase 13,750 shares of our common stock, vesting on the earlier of (i) the one-year anniversary of the date of grant and (ii) the day of the next annual meeting.

Pursuant to the non-employee director compensation policy, the compensation described above is subject to the limits on non-employee director compensation set forth in the 2024 Plan. Each of the option grants described above will be granted under our 2024 Plan, the terms of which are described in more detail below under “Executive and Director Compensation-Equity Incentive Plans-2024 Equity Incentive Plan”.

We will also continue to reimburse each non-employee director for ordinary, necessary, and reasonable out-of-pocket travel expenses to cover in-person attendance at and participation in Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2026, by: (i) each current director; (ii) each of our named executive officers; (iii) our current executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. The table is based on information supplied by our executive officers and directors and a review of Schedules 13D and 13G filed with the SEC. Applicable percentages are based on 24,716,672 shares of common stock outstanding on March 31, 2026, adjusted as required by rules promulgated by the SEC, and shares of common stock such person or entity has the right to acquire within 60 days of March 31, 2026. Unless otherwise indicated, the address for the following stockholders is c/o Artiva Biotherapeutics, Inc., 5505 Morehouse Drive, San Diego, California 92121.

	Common Stock
Beneficial Owner	Shares	%
5% Stockholders
Entities affiliated with RA Capital Healthcare Fund, L.P. (1)	9,853,302	39.9
Entities affiliated with GC Corp.(2)	4,567,412	18.5
Entities affiliated with 5AM Ventures(3)	2,353,304	9.5
Entities affiliated with Venrock Healthcare Capital Partners III, L.P. (4)	1,609,569	6.5
Named Executive Officers and Directors
Fred Aslan, M.D. (5)	150,326	*
Jennifer Bush(6)	64,164	*
Christopher Horan(7)	28,013	*
Daniel Baker, M.D. (8)	21,388	*
Brian Daniels, M.D. (13)	—	*
Elizabeth Hougen (9)	17,098	*
Elaine Sorg(10)	11,457	*
Diego Miralles, M.D. (11)	25,990	*
Alison Moore, Ph.D. (12)	23,680	*
Laura Stoppel, Ph.D. (13)	—	*
All executive officers and directors as a group (13 persons)(14)	395,047	1.6

* Less than one percent

(1)
Consists of (i) 8,693,579 shares of common stock held by RA Capital Healthcare Fund, L.P. (RA Capital Healthcare), (ii) 264,571 shares of common stock held by RA Capital Nexus Fund, L.P. (Nexus Fund), (iii) 826,832 shares of common stock held by RA Capital Nexus Fund III (Nexus Fund III) and (iv) 68,320 shares of common stock held by a separately managed account (Account). RA Capital Healthcare Fund GP, LLC is the general partner of the Fund, RA Capital Nexus Fund GP, LLC is the general partner of the Nexus Fund and RA Capital Nexus Fund III GP, LLC is the general partner of the Nexus Fund III. The general partner of RA Capital is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for each of RA Capital Healthcare, the Nexus Fund, the Nexus Fund III and the Account and may be deemed a beneficial owner of any of our securities held by RA Capital Healthcare, the Nexus Fund, the Nexus Fund III or the Account. Each of RA Capital Healthcare, the Nexus Fund and the Nexus Fund III has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in its portfolio, including the shares of our common stock. Because each of RA Capital Healthcare, the Nexus Fund and the Nexus Fund III has divested itself of voting and investment power over our securities that it holds and may not revoke that delegation on less than 61 days’ notice, each of RA Capital Healthcare, the Nexus Fund and the Nexus Fund III disclaims beneficial ownership of the securities. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners of any of our securities beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership. The address of the RA Capital entities is 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. This information is based on its Schedule 13D/A filed with the SEC on September 3, 2024.
(2)
Consists of (i) 3,306,900 shares of common stock held by GC Corp. and (ii) 1,260,512 shares of common stock held by GC Cell Corporation. Mr. Yong-Jun Huh, a prior member of our Board, serves as Chief Executive Officer of GC Corp. GC Corp., a public Korean holdings company, is the parent company of GC Cell Corporation and is ultimately controlled by its board of directors, consisting of Mr. Yong-Jun Huh, Huh II-Sup, Park Yong-Tae and Kim Seok-Hwa. Each of these individual directors of GC Corp. may be deemed to share voting and investment power over the shares held by GC Corp. and GC Cell Corporation and each disclaims beneficial ownership of all shares held by such entities, except to the extent of any pecuniary interest therein. The address of each of the above persons and entities is 107 Ihyeon-ro, 30beon-gil, Giheung-gu, Yongin-si, Gyeonggi-do, Republic of Korea (16924). This information is based on its Schedule 13D filed with the SEC on July 29, 2024.
(3)
Consists of (i) 1,171,250 shares of common stock held by 5AM Ventures VI, L.P. (“Ventures VI”) and (ii) 1,182,054 shares of common stock held by 5AM Opportunities II, L.P. (“Opportunities II”). Dr. Brian Daniels, the Chairperson of our Board, is a Partner at 5AM Venture Management, LLC, which is an affiliate of Ventures VI and Opportunities II. Neither Brian Daniels nor 5AM Venture Management, LLC have voting or investment power over shares held by Ventures VI and Opportunities II. 5AM Partners VI, LLC (“Partners VI”) is the general partner of Ventures VI and 5AM Opportunities II (GP), LLC (“Opportunities II GP”) is the general partner of Opportunities II. Andrew J. Schwab and Dr. Kush M. Parmar are the managing members of each Partners VI and Opportunities II (GP) and may be deemed to have shared voting and investment power over the shares held by Ventures VI and Opportunities II. Each of Ventures VI, Opportunities II (GP), Mr. Schwab, and Dr. Parmar disclaims beneficial ownership of such shares except to the extent of its or his respective pecuniary interest therein. The address for 5AM Ventures and Dr. Daniels is 4 Embarcadero Center, Suite 3110, San Francisco, California 94111.
(4)
Consists of (i) 227,672 shares held by Venrock Healthcare Capital Partners III, L.P.; (ii) 22,762 shares held by VHCP Co-Investment Holdings III, LLC; and (iii) 1,359,135 shares held by Venrock Healthcare Capital Partners EG, L.P. VHCP Management III, LLC is the general partner of Venrock Healthcare Capital Partners III, L.P. and the manager of VHCP Co-Investment Holdings III, LLC. VHCP Management EG, LLC is the general partner of Venrock Healthcare Capital Partners EG, L.P. Nimish Shah and Bong Koh are the voting members of VHCP Management III, LLC and VHCP Management EG, LLC and may be deemed to have voting and dispositive power with respect to these securities. This information is based on its Schedule 13G filed with the SEC on August 1, 2024.

(5)
Consists of (i) 101,357 shares of common stock and (ii) 48,969 shares of common stock Dr. Aslan has the right to acquire within 60 days of March 31, 2026, pursuant to the settlement of RSUs.
(6)
Consists of (i) 48,293 shares of common stock and (ii) 15,871 shares of common stock Ms. Bush has the right to acquire within 60 days of March 31, 2026, pursuant to the settlement of RSUs.
(7)
Consists of (i) 15,370 shares of common stock and (ii) 12,643 shares of common stock Mr. Horan has the right to acquire within 60 days of March 31, 2026, pursuant to the settlement of RSUs.
(8)
Consists of 21,388 shares of common stock subject to options held by Dr. Baker that are exercisable within 60 days of March 31, 2026.
(9)
Consists of 17,098 shares of common stock subject to options held by Ms. Hougen that are exercisable within 60 days of March 31, 2026.
(10)
Consists of 11,457 shares of common stock subject to options held by Ms. Sorg that are exercisable within 60 days of March 31, 2026.
(11)
Consists of 25,990 shares of common stock subject to options held by Dr. Miralles that are exercisable within 60 days of March 31, 2026.
(12)
Consists of 23,680 shares of common stock subject to options held by Dr. Moore that are exercisable within 60 days of March 31, 2026.
(13)
Consists of 0 shares of common stock held by Drs. Daniels and Stoppel.
(14)
Consists of (i) the shares listed in notes (5) through (13) above, (ii) 6,806 shares of common stock, (iii) 21,666 shares of commons stock subject to options held by our executive officers that are exercisable within 60 days of March 31, 2026, and (iv) 24,459 shares of common stock our executive officers have the right to acquire within 60 days of March 31, 2026, pursuant to the settlement of RSUs.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity Compensation Plans Approved by Stockholders	3,584,099	(1)	$6.17	3,457,468
Equity Compensation Plans Not Approved by Stockholders(4)	—		—	600,000
Total	3,584,099		$6.17	4,057,468

(1)
Includes 2,641,007 shares subject to outstanding RSUs and 943,092 shares subject to outstanding stock options under our 2024 Plan and 2020 Plan.
(2)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(3)
The amount includes (i) 3,079,468 shares available for issuance under the 2024 Plan, which plan permits the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance awards; and (ii) 378,000 shares available for issuance under the 2024 Employee Stock Purchase Plan (ESPP). The 2024 Plan and ESPP each contained an “evergreen” provision, pursuant to which on January 1st of each year we automatically added 5% and 1% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance, respectively, provided that our Compensation Committee may authorize a lesser number in each case. No shares are available for issuance under the 2020 Plan. In addition, pursuant to a “pour over” provision in our 2024 Plan, options that are cancelled, expired or terminated under the 2020 Plan are added to the number of shares reserved for issuance under the 2024 Plan.
(4)
Includes 600,000 shares reserved under the 2025 Inducement Plan adopted in December 2025, none of which were outstanding as of December 31, 2025.

Equity Incentive Plans

The principal features of our equity incentive plans are summarized below. These summaries are qualified in their entirety by reference to the actual text of the applicable plan, each of which is filed as an exhibit to this Amendment and the Original Filing.

2024 Equity Incentive Plan

Eligibility

Any individual who is an employee of us or any of our affiliates, or any person who provides services to us or our affiliates, including members of our Board, is eligible to receive awards under the 2024 Plan at the discretion of the plan administrator.

As of April 27, 2026, we (including our affiliates) had approximately 106 employees, eight directors and 16 consultants.

Awards

The 2024 Plan provides for the grant of incentive stock options (ISOs) within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates.

Authorized Shares

Subject to adjustments for certain changes in our capitalization, the maximum number of shares of our common stock that may be issued under the 2024 Plan is 8,230,962 shares, which is the sum of: (i) 2,630,000 shares initially reserved under the 2024 Plan, (ii) 115,436 shares that were available for the grant of new awards under the Artiva Biotherapeutics, Inc. Amended and Restated 2020 Equity Incentive Plan, as amended (the 2020 Plan) at the time the 2024 Plan was adopted; (iii) 1,214,580 shares that were added pursuant to the annual automatic share increase on January 1, 2025, (iv) 1,214,580 shares that were added upon approval by our stockholders on June 24, 2025; (v) 1,229,777 shares that were added pursuant to the annual automatic share increase on January 1, 2026, and (vi) 1,826,589 shares of our common stock subject to outstanding stock awards granted under our 2020 Plan that, on or after the 2024 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of our common stock reserved for issuance under our 2024 Plan will continue to automatically increase on January 1 of each year, through and including January 1, 2034, in an amount equal to (1) 5% of the total number of shares of our capital stock outstanding on the last day of the preceding calendar year, or (2) a lesser number of shares of our common stock determined by our Board prior to the date of the increase.

Shares subject to awards granted under the 2024 Plan that expire or terminate without being exercised or otherwise issued in full or that are paid out in cash rather than in shares do not reduce the number of shares available for issuance under the 2024 Plan. Shares withheld under an award to satisfy the exercise, strike or purchase price of an award or to satisfy a tax withholding obligation do not reduce the number of shares available for issuance under the 2024 Plan. If any shares of our common stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us (i) because of the failure to vest, (ii) to satisfy the exercise, strike or purchase price or (iii) to satisfy a tax withholding obligation in connection with an award, the shares that are forfeited, repurchased or reacquired will revert to and again become available for issuance under the 2024 Plan.

Non-Employee Director Compensation Limit

The aggregate value of all compensation granted or paid to any non-employee director with respect to any fiscal year, including awards granted and cash fees paid to such non-employee director, will not exceed (i) $750,000 in total value or (ii) if such non-employee director is first appointed or elected to our Board during such fiscal year, $1 million in total value, in each case, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes and excluding distributions from a deferred compensation program.

Plan Administration

The 2024 Plan is administered by our Board, which may in turn delegate some or all of the administration of the 2024 Plan to a committee or committees composed of members of our Board. Our Board has delegated concurrent authority to administer the 2024 Plan to our Compensation Committee, but may, at any time, revest in itself some or all of the power delegated to our Compensation Committee. Our Board and Compensation Committee are each considered to be a “plan administrator” for purposes of this discussion.

Subject to the terms of the 2024 Plan, the plan administrator may determine the recipients, the types of awards to be granted, the number of shares of our common stock subject to or the cash value of awards, and the terms and conditions of awards granted under the 2024 Plan, including the period of their exercisability and vesting. The plan administrator also has the authority to provide for accelerated exercisability and vesting of awards. Subject to the limitations set forth below, the plan administrator also determines the fair market value applicable to an award and the exercise or strike price of stock options and stock appreciation rights granted under the 2024 Plan. Under the 2024 Plan, our plan administrator also generally has the authority to effect, without the approval of stockholders but with the consent of any participant whose award is materially impaired by such action, (i) the reduction of the exercise, purchase, or strike price of any outstanding option or stock appreciation right; (ii) the cancellation of any outstanding option or stock appreciation right and the grant in substitution therefore of other awards, cash, or other consideration; or (iii) any other action that is treated as a repricing under generally accepted accounting principles.

The plan administrator may also delegate to one or more persons or bodies the authority to do one or more of the following to the extent permitted by applicable law: (i) designate recipients (other than officers) of awards, provided that no person or body may be delegated authority to grant a stock award to themself; (ii) determine the number of shares subject to such award; and (iii) determine certain terms of such awards.

Stock Options

ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2024 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of our common stock on the date of grant. Options granted under the 2024 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.

The plan administrator determines the term of stock options granted under the 2024 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death, or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with us or any of our affiliates ceases due to death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with us or any of our affiliates ceases due to disability, the optionholder may generally exercise any vested options for a period of 12 months following the cessation of service. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of our common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash, check, bank draft or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of our common stock previously owned by the optionholder, (iv) a net exercise of the option if it is an NSO or (v) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options and stock appreciation rights generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the plan administrator or a duly authorized officer, an option may be transferred pursuant to a domestic relations order.

Tax Limitations on ISOs

The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (ii) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Unit Awards

Restricted stock unit awards are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law, including but not limited to, cash, check, bank draft or money order, or services rendered to us. A restricted stock unit award may be settled by cash, delivery of shares of our common stock, a combination of cash and shares of our common stock as determined by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement or by the plan administrator, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards

Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law, including but not limited to, cash, check, bank draft or money order, or services rendered to us. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of our common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights

Stock appreciation rights are granted under stock appreciation right agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of a share of our common stock on the date of grant. A stock appreciation right granted under the 2024 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator. Stock appreciation rights may be settled in cash or shares of our common stock or in any other form of payment, as determined by the plan administrator and specified in the stock appreciation right agreement.

The plan administrator determines the term of stock appreciation rights granted under the 2024 Plan, up to a maximum of 10 years. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability, or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with us or any of our affiliates ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards

The 2024 Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, our common stock.

The performance goals may be based on any measure of performance selected by the plan administrator. The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates or segments and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise by the plan administrator when the performance award is granted, the plan administrator will appropriately make adjustments in the method of calculating the attainment of performance goals for a performance period as follows: (i) to exclude restructuring and/or other nonrecurring charges; (ii) to exclude exchange rate effects; (iii) to exclude the effects of changes to generally accepted accounting principles; (iv) to exclude the effects of any statutory adjustments to corporate tax rates; (v) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (vi) to exclude the dilutive effects of acquisitions or joint ventures; (vii) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (viii) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (ix) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (x) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (xi) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles. In addition, our Board may establish or provide for other adjustment items in the award agreement at the time the award is granted or in such other document setting forth the performance goals at the time the performance goals are established.

Other Awards

The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the award (or cash equivalent) and all other terms and conditions of such awards.

Changes to Capital Structure

In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split or recapitalization, appropriate adjustments will be made to (i) the class and maximum number of shares reserved for issuance under the 2024 Plan, (ii) the class of shares used to determine the number of shares by which the share reserve may increase automatically each year, (iii) the class and maximum number of shares that may be issued on the exercise of ISOs and (iv) the class and number of shares and exercise price, strike price or purchase price, if applicable, of all outstanding awards.

Corporate Transactions

The following applies to awards under the 2024 Plan in the event of a corporate transaction (as defined in the 2024 Plan), unless otherwise provided in a participant’s award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the plan administrator at the time of grant.

In the event of a corporate transaction, any awards outstanding under the 2024 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the award may be assigned to our successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such awards, then (i) with respect to any such awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such awards will be accelerated in full (or, in the case of performance awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such awards will lapse (contingent upon the effectiveness of the corporate transaction), and (ii) any such awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event an award will terminate if not exercised prior to the effective time of a corporate transaction, the plan administrator may provide, in its sole discretion, that the holder of such award may not exercise such award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of our common stock in connection with the corporate transaction, over (ii) any per share exercise price payable by such holder, if applicable.

Under the 2024 Plan, a corporate transaction is generally defined as the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of at least 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, or (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control

Awards granted under the 2024 Plan may be subject to acceleration of vesting and exercisability upon or after a change in control as may be provided in the applicable stock award agreement or in any other written agreement between us or any affiliate and the participant, but in the absence of such provision, no such acceleration will automatically occur.

Under the 2024 Plan, a change in control is generally defined as: (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock; (2) a consummated merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity) in substantially the same proportions as their ownership immediately prior to such transaction; (3) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; or (4) when a majority of our Board becomes comprised of individuals who were not serving on our Board on the date the 2024 Plan was adopted by the Board, or the incumbent board, or whose nomination, appointment, or election was not approved by a majority of the incumbent board still in office.

Plan Amendment or Termination

Our Board has the authority to amend, suspend, or terminate the 2024 Plan at any time, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require stockholder approval. No ISOs may be granted after the tenth anniversary of the date our Board first approved the 2024 Plan. No awards may be granted under the 2024 Plan while it is suspended or after it is terminated.

2020 Equity Incentive Plan

Our Board and stockholders adopted the 2020 Plan in June 2020. No further awards may be granted under the 2020 Plan, and all outstanding awards granted under the 2020 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2024 Plan in accordance with its terms.

Authorized Shares. Subject to certain capitalization adjustments, the maximum number of shares of common stock that may be issued pursuant to stock awards under the 2020 Plan will not exceed 1,798,800 shares. Shares subject to stock awards granted under our 2020 Plan that expire, are forfeited or otherwise terminate without being exercised in full do not reduce the number of shares available for issuance under our 2020 Plan. Additionally, shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award become available for future grant under our 2020 Plan.

Plan Administration. Our Board, or a duly authorized committee of our Board to which the board delegates its administrative authority, will administer our 2020 Plan and is referred to as the “plan administrator” herein. Under our 2020 Plan, the plan administrator has the authority to, among other things, determine who will be granted stock awards, to determine the terms and conditions of each stock award (including the number of shares subject to the stock award, when the stock award will vest and, as applicable, become exercisable), to accelerate the time(s) at which a stock award may vest or be exercised, and to construe and interpret the terms of our 2020 Plan and stock awards granted thereunder.

Under the 2020 Plan, the plan administrator also generally has the authority to effect, with the consent of any adversely affected participant, (A) the reduction of the exercise, purchase, or strike price of any outstanding award; (B) the cancellation of any outstanding award and the grant in substitution therefor of other awards, cash, or other consideration; or (C) any other action that is treated as a repricing under generally accepted accounting principles.

Stock Options. ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2020 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant (or 110% of the fair market value for certain major stockholders). Options granted under the 2020 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.

The plan administrator determines the term of stock options granted under the 2020 Plan, up to a maximum of 10 years (or five years, for certain major stockholders). The plan administrator shall determine the effect on a stock award of the disability, death, retirement, authorized leave of absence, or any other change or purported change in a holder’s status.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft, electronic funds transfer or money order payable to us, (2) subject to company and/or Board consent and provided that at the time of exercise the common stock is publicly traded, a broker-assisted cashless exercise, (3) subject to company and/or Board consent and provided that at the time of exercise the common stock is publicly traded, the tender of shares of our common stock previously owned by the optionholder, (4) subject to company and/or Board consent at the time of exercise, a net exercise of the option if it is an NSO, (5) a deferred payment arrangement, or (6) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the plan administrator (i) an option may be transferred pursuant to a domestic relations order, official marital settlement agreement, or other divorce or separation instrument and (ii) an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Changes to Capital Structure. In the event of a “capitalization adjustment,” the Board, in its discretion, will make appropriate and proportionate adjustments to (1) the class(es) and maximum number of shares reserved for issuance under the 2020 Plan, (2) the class(es) and maximum number of shares that may be issued on the exercise of ISOs, and (3) the class(es) and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards. For purposes of the 2020 Plan, “capitalization adjustment” generally means any change that is made in (or other events occurring with respect to) our common stock subject to the 2020 Plan or any award without the receipt of consideration by us through merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, reverse stock split, liquidating dividend, combination or exchange of shares, change in corporate structure, or other similar equity restructuring transaction (within the meaning of Statement of Financial Accounting Standards Board ASC Topic 718).

Corporate Transactions. Our 2020 Plan provides that in the event of a “corporate transaction,” unless otherwise provided in an award agreement or other written agreement between us and the award holder or unless otherwise expressly provided by our Board at the time of grant of a stock award, our Board may take one or more of the following actions with respect to such stock awards:

•
arrange for the assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation;
•
arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring corporation;
•
accelerate the vesting, in whole or in part, of the stock award and provide for its termination if not exercised (if applicable) at or before the effective time of the transaction;
•
arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
•
cancel or arrange for the cancellation of the stock award, to the extent not vested or not exercised before the effective time of the transaction, in exchange for such cash consideration (including no consideration) as our Board, in its sole discretion, may consider appropriate; and
•
make a payment equal to the excess, if any, of (A) the value of the property the participant would have received on exercise of the award immediately before the effective time of the transaction, over (B) any exercise price payable by the participant in connection with the exercise.

The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to treat all participants in the same manner.

Under the 2020 Plan, a “corporate transaction” is generally defined as the consummation, in a single transaction or in a series of related transactions, of any one or more of the following events: (1) a sale of all or substantially all of our assets or similar transaction, (2) the sale or disposition of more than 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction or similar transaction, or (4) a merger, consolidation or similar transaction where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control. A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control as may be provided in an applicable award agreement or other written agreement, but in the absence of such provision, no such acceleration will occur. We have a form of option grant agreement outstanding that provides for full acceleration of vesting in the event of either a termination without cause or a resignation for good reason upon or within three months prior to, or 12 months after, the effective time of a change in control. Under the 2020 Plan, a “change in control” is generally defined as (1) certain acquisitions by a person or company of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity) in substantially the same proportions as their ownership immediately prior to such transaction, or (3) a sale, lease, exclusive license or other disposition of all or substantially all of our consolidated assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction.

Plan Amendment or Termination. Our Board has the authority to amend, suspend, or terminate our 2020 Plan, provided that such action does not impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. Unless terminated sooner, the 2020 Plan will automatically terminate on June 23, 2030. No stock awards may be granted under our 2020 Plan while it is suspended or after it is terminated. Once the 2024 Plan is effective, no further grants will be made under the 2020 Plan.

2024 Employee Stock Purchase Plan

Our Board adopted our 2024 Employee Stock Purchase Plan (ESPP) in July 2024 and our stockholders approved our ESPP in July 2024 and became effective following our IPO. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. Our ESPP is designed to allow eligible U.S. employees to purchase our common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code.

Share Reserve. The ESPP authorized the issuance of 212,000 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each year, from January 1, 2025, through and including January 1, 2034, by the lesser of (1) 1% of the total number of shares of our common stock outstanding on the last day of the preceding calendar year, and (2) 424,000 shares of our common stock; provided, that prior to the date of any such increase, our Board may determine that such increase will be less than the amount set forth in clauses (1) and (2).

Administration. The compensation committee administers the ESPP. The ESPP is implemented through a series of offerings under which eligible employees are granted rights to purchase shares of our common stock on specified dates during such offerings. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering under the ESPP may be terminated under certain circumstances.

Payroll Deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to a specified percentage of their earnings (as set forth in, and as defined in, the offering memorandum our Board or compensation committee may adopt from time to time with respect to offerings under our ESPP) for the purchase of our common stock under the ESPP. Unless otherwise determined by our Board, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first trading date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Limitations. Employees may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by our Board, including: (1) being customarily employed for more than 20 hours per week; (2) being customarily employed for more than five months per calendar year; or (3) continuous employment with us or one of our affiliates for a period of time (not to exceed two years). No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value pursuant to Section 424(d) of the Code.

Changes to Capital Structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the Board will make appropriate adjustments to (1) the number of shares reserved under the ESPP, (2) the maximum number of shares by which the share reserve may increase automatically each year, (3) the number of shares and purchase price of all outstanding purchase rights and (4) the number of shares that are subject to purchase limits under ongoing offerings.

Corporate Transactions. In the event of a corporate transaction (as defined in the ESPP), any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within 10 business days prior to such corporate transaction, and such purchase rights will terminate immediately after such purchase.

Under the ESPP, a corporate transaction is generally the consummation of: (1) a sale of all or substantially all of our assets; (2) the sale or disposition of more than 50% of our outstanding securities; (3) a merger or consolidation where we do not survive the transaction; and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

ESPP Amendments, Termination. Our Board has the authority to amend or terminate our ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP, as required by applicable law or listing requirements.

2025 Inducement Plan

In December 2025, our Board, upon the recommendation of the Compensation Committee, adopted the Artiva Biotherapeutics, Inc. 2025 Inducement Plan (Inducement Plan), pursuant to which up to 600,000 shares of our common stock are reserved for issuance. The Inducement Plan provides for grants of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other stock awards, and is intended to serve as an inducement material for certain new employees to enter into employment with the Company within the meaning of Nasdaq Marketplace Rule 5635(c)(4). Awards under the Inducement Plan may only be granted by a majority of our independent directors or a committee comprised solely of independent directors. As of April 27, 2026, 220,000 shares were subject to outstanding awards under the Inducement Plan and 380,000 shares remained available for future issuance. The Inducement Plan is substantially similar to the 2024 Plan, including with respect to award types, vesting and forfeiture, treatment of awards upon a corporate transaction or change in control, tax withholding, and claw back. The principal differences are: (i) the Inducement Plan does not permit the grant of incentive stock options within the meaning of Section 422 of the Code, instead all stock options granted thereunder are nonstatutory stock options; and (ii) the share reserve is fixed at 600,000 shares and does not include an automatic annual increase (evergreen) provision, unlike the 2024 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the identification, review, consideration and approval, ratification or rejection of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended, any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we and a related person were or will be participants and the amount involved exceeds, or is expected to exceed the lesser of, $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and a related person has a direct or indirect interest deemed to be material by the Audit Committee. In reviewing and approving any such transactions, our Audit Committee will consider all relevant facts and circumstances as appropriate, including, but not limited to (a) the risks, costs, and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director, or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

Certain Related Person Transactions

The following includes a summary of transactions since January 1, 2024, to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2024 and 2025, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock at the time of such transaction, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under the section “Executive and Director Compensation” and the subsection “Executive and Director Compensation—Non-Employee Director Compensation”:

Employment Arrangements, Consulting Agreements and Indemnification Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements with our named executive officers, see “Executive and Director Compensation—Employment Arrangements with our Named Executive Officers.” For more information, see the section titled “Executive and Director Compensation—Non-Employee Director Compensation.”

Equity Awards Granted to Executive Officers and Directors

We have granted equity awards to our executive officers, as more fully described in the section titled “Executive and Director Compensation” and the subsection “Executive and Director Compensation—Non-Employee Director Compensation”.

Simple Agreements for Future Equity

In September 2023 and November 2023, we entered into Simple Agreements for Future Equity (the SAFE financing) with various investors, pursuant to which we received an aggregate of approximately $24.4 million.

The participants in the SAFE financing included the following holders of more than 5% of our capital stock, or entities affiliated with them:

PARTICIPANTS	AGGREGATE CONSIDERATION
GC Corp. and its affiliate (1)	$5,614,424
5AM Ventures VI, L.P. and its affiliate (2)	$4,709,212
venBio Global Strategic Fund III, L.P. (3)	$4,709,212
RA Capital Healthcare Fund, L.P. and its affiliate (4)	$4,709,212
Venrock Healthcare Capital Partners EG, L.P. and its affiliate (5)	$3,689,300

(1)
Consists of (i) $3,000,000 received from GC Corp. and (ii) $2,614,424 received from GC Cell. James Park and Yong-Jun Huh, each a member of our Board at the time of the SAFE financing, are affiliated with the GC Cell and GC Corp., respectively, at the time of the financing, which collectively held more than 5% of our capital stock at the time of the SAFE financing.
(2)
Consists of (i) $1,152,254 received from 5AM Ventures VI, L.P. and (ii) $3,556,958 received from 5AM Opportunities II, L.P. Brian Daniels, M.D., the Chairperson of our Board at the time of the SAFE financing, is affiliated with 5AM Ventures VI, L.P., which held more than 5% of our capital stock at the time of the SAFE financing.
(3)
Yvonne Yamanaka, Ph.D., a member of our Board at the time of the SAFE financing, is affiliated with venBio Global Strategic Fund III, L.P., which held more than 5% of our capital stock at the time of the SAFE financing.
(4)
Consists of (i) $3,296,448 received from RA Capital Healthcare Fund, L.P. and (ii) $1,412,764 received from RA Capital Nexus Fund III, L.P. Laura Stoppel, Ph.D., a member of our Board at the time of the SAFE financing, is affiliated with RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A, which collectively held more than 5% of our capital stock at the time of the SAFE financing.
(5)
Consists of (i) $2,622,354 received from Venrock Healthcare Capital Partners EG, L.P., (ii) $969,917 received from Venrock Healthcare Capital Partners III, L.P. and (iii) $97,029 received from VHCP Co-Investment Holdings III, LLC.

Director Independence and Independence Determinations

Our Board consists of a majority of independent directors in accordance with applicable Nasdaq listing standards. Under Nasdaq listing standards, a director is not independent unless the Board affirmatively determines that such director does not have a direct or indirect material relationship with the Company or any of its subsidiaries. Members of the Audit Committee and Compensation Committee are subject to the additional independence requirements of applicable SEC rules and Nasdaq listing standards.

Our Nominating and Corporate Governance Committee undertook its annual review of director independence and made a recommendation to our Board regarding director independence. As a result of this review, our Board affirmatively determined that Dr. Baker, Dr. Daniels, Ms. Hougen, Dr. Moore, Ms. Sorg and Dr. Stoppel are “independent” in accordance with Nasdaq listing standards applicable to boards of directors. In addition, our Board has affirmatively determined that Dr. Daniels, Ms. Hougen and Dr. Stoppel are “independent” in accordance with the Nasdaq listing standards and SEC rules applicable to boards of directors in general and audit committee members in particular, and that Dr. Baker and Dr. Daniels are “independent” in accordance with the Nasdaq listing standards and SEC rules applicable to boards of directors in general and compensation committee members in particular.

In assessing directors’ independence, our Board took into account certain transactions, relationships, and arrangements involving some of the directors and concluded that such transactions, relationships, and arrangements did not impair the independence of the director. For Dr. Stoppel, the Board considered that during 2025, Dr. Stoppel was employed by an organization that did business with the Company. The amount received by the Company or such other organization in each of the last three fiscal years did not exceed the greater of $120,000 or 1% of either our or such organization’s consolidated gross revenues.

Board Leadership Structure

Our Board maintains the flexibility to determine whether the roles of Chair and Chief Executive Officer (CEO) should be combined or separated, based on what it believes is in the best interests of the Company at a given point in time. The Board believes that this flexibility is in the best interest of the Company and that a one-size-fits-all approach to corporate governance, with a mandated independent Chair, would not result in better governance or oversight.

At this time, our Board is led by Brian Daniels, M.D., an independent, non-executive Chair. Our Board believes that it is in the best interest of the Company and its stockholders for Dr. Daniels to continue to serve as Chair of the Board. Dr. Daniels possesses significant knowledge and experience in our industry and a deep understanding of our strategic objectives, all of which will continue to benefit the Company during the year ahead. The Company believes that separation of the positions of the Chair and CEO reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Chair creates an environment that is more conducive to the Board’s objective evaluation and oversight of management’s performance, increasing management accountability, and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders, including with respect to evaluating whether steps management is taking to manage risks are appropriate for the Company. Dr. Daniels’s responsibility is to ensure that our Board functions properly and to work with our President and CEO to set the Board’s agenda. Accordingly, he has substantial ability to shape the work of the Board. We expect him to facilitate communications among our directors and between the Board and senior management. While Dr. Daniels provides independent leadership, he also works closely with our CEO to ensure that our directors receive the information that they need to perform their responsibilities, including discussing and providing critical review of the matters that come before the Board and assessing management’s performance. As a result, we believe that such separation can enhance the effectiveness of our Board as a whole. We believe that the leadership structure of our Board is appropriate and enhances its ability to effectively carry out its roles and responsibilities on behalf of our stockholders.

Board’s Role in Risk Oversight

While senior management has primary responsibility for managing risk, the Board has responsibility for risk oversight with specific risk areas delegated to relevant Board committees who report on their deliberations to the full Board. The specific risk areas of focus for the Board and each of its committees are summarized below.

Full Board
•
Oversee the Company’s risk governance framework, including an enterprise-wide culture that supports appropriate risk awareness and the identification, escalation, and appropriate management of risk
•
Integrity, ethics, and compliance with its Business Code of Ethics and Conduct
•
General strategic and commercial risks
•
M&A transactions, including execution and integration, and the M&A competitive landscape
•
Legal risks such as those arising from litigation, environmental, and intellectual property matters

Audit Committee
•
Oversee and coordinate with the Company’s internal and external auditors
•
Accounting, controls and financial disclosure
•
Cybersecurity risk, including our information security framework, threat assessment, response readiness and training efforts
•
Tax and liquidity management

Compensation Committee	• Compensation structure and programs • CEO succession planning • DE&I initiatives • Recruitment and retention of talent • Workplace culture • Workplace health, safety and well-being

Nominating and Corporate Governance Committee	• Governance structures and processes • Board organization, independence and structure • Board succession and effectiveness • Oversee the Company’s ESG initiatives

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Artiva Biotherapeutics, Inc. for the fiscal years ended 2025 and 2024 by KPMG LLP, our principal accountant.

	Fiscal Year Ended
	2025	2024

Audit Fees(1)	$750,355	$1,404,135
All Other Fees	—	—
Total Fees	$750,355	$1,404,135

(1)
“Audit Fees” consist of fees in connection with the audit of our annual financial statements, including the audited financial statements as well as other financial statements presented in our Registration Statement on Form S-1 filed with the SEC in connection with our initial public offering, the audited financial statements presented in our Annual Report on Form 10-K, for the reviews of our financial statements included in our Form 10-Q filings for each fiscal quarter, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. Included in the fiscal year 2025 Audit Fees are fees billed in connection with our Registration Statements on Form S-3 and S-8. Included in the fiscal year 2024 Audit Fees are fees billed in connection with our initial public offering.

All fees incurred subsequent to our initial public offering in July 2024 were pre-approved by our Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, KPMG LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by KPMG LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

1.
All financial statements.

For a list of the financial statements included herein, see Index to Financial Statements on page F-1 of the Original Filing.

2.
Financial statement schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable, not required or the information required is shown in the financial statements or notes thereto.

3.
Exhibits

The following is a list of exhibits filed or furnished as part of, or incorporated by reference into, this Amendment.

Exhibit Index

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

4.3	Description of the Registrant's Capital Stock.	10-K	3/24/2025	4.3

10.1+	Form of Indemnity Agreement, by and between the Registrant and its directors and officers.	S-1	6/28/2024	10.1

10.2+	The Registrant’s 2020 Equity Incentive Plan, as amended.	S-1	6/28/2024	10.2

10.3+	Forms of Stock Option Grant Notice, Stock Option Grant Notice with Acceleration of Vesting, Option Agreement and Notice of Exercise under the Registrant’s 2020 Equity Incentive Plan.	S-1	6/28/2024	10.3

10.4+	The Registrant’s 2024 Equity Incentive Plan, as amended.	8-K	6/25/2025	10.1

10.5+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Registrant’s 2024 Equity Incentive Plan.	S-1/A	7/15/2024	10.5

10.6+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.	S-1/A	7/15/2024	10.6

10.7+	The Registrant’s 2024 Employee Stock Purchase Plan.	S-8	7/22/2024	99.6

10.8+	The Registrant’s Non-Employee Director Compensation Policy.	S-1/A	7/15/2024	10.8

10.9+	Executive Employment Agreement, dated December 14, 2020, as amended, by and between the Registrant and Fred Aslan, M.D.	S-1	6/28/2024	10.9

10.10+	Employment Offer Letter, dated August 27, 2020, as amended, by and between the Registrant and Jennifer Bush.	S-1	6/28/2024	10.11

10.11	Office Lease, dated June 12, 2019, by and between the Registrant and AAT La Jolla Commons, LLC (as successor-in-interest to HSPFLa Jolla Commons I Investors LLC).	S-1	6/28/2024	10.12

10.12^	Option and License Agreement, dated September 4, 2019, by and between the Registrant and GC Cell Corporation (f/k/a GC Lab Cell Corporation).	S-1	6/28/2024	10.13

10.13	Amendment No. 1 to Option and License Agreement, dated June 23, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.14

10.14^	Omnibus Amendment, dated February 3, 2022, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.15

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number
10.15^	Master Agreement for Manufacturing Services, dated March 16, 2020, by and between the Registrant and GC Cell Corporation (f/k/a GC Lab Cell Corporation).	S-1	6/28/2024	10.16

10.16	Amendment No. 1 to Master Agreement for Manufacturing Services, dated June 16, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.17

10.17^	Master Research Services Agreement, dated August 3, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.18

10.18^	Selected Product License Agreement (AB-101), dated November 21, 2019, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.19

10.19^	Selected Product License Agreement (AB-201), dated September 29, 2020, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.20

10.20^	Amendment to Selected Product License Agreement (AB-201), dated September 6, 2023, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.21

10.21	Lease Agreement, dated June 16, 2021, by and between the Registrant and ARE-SD Region No. 66, LLC.	S-1	6/28/2024	10.22

10.22	License Agreement, dated June 16, 2021, by and between the Registrant and ARE-SD Region No. 37, LLC.	S-1	6/28/2024	10.23

10.23	First Amendment to License Agreement, dated May 9, 2022, by and between the Registrant and ARE-SD Region No. 37, LLC.	S-1	6/28/2024	10.24

10.24^	Selected Product License Agreement (CD5), dated December 20, 2022, by and between the Registrant and GC Cell Corporation.	S-1	6/28/2024	10.25

10.25+	Employment Offer Letter, dated December 7, 2021, by and between the Registrant and Christopher P. Horan.	S-1	6/28/2024	10.29

10.26+	Employment Offer Letter, dated September 17, 2020, by and between the Registrant and Heather Raymon, Ph.D.	S-1	6/28/2024	10.37

10.27+	Consulting Agreement dated November 1, 2023, as amended, by and between the Registrant and Diego Miralles, M.D.	S-1	6/28/2024	10.38

10.28+	Employment Offer Letter, dated March 31, 2025, by and between the Registrant and Subhashis Banerjee, M.D.	10-Q	5/8/2025	10.1

10.29	Sales Agreement, dated August 6, 2025, by and between the Registrant and Leerink Partners LLC.	S-3	8/6/2025	1.2

10.30+	Employment Offer Letter, dated February 18, 2026, by and between the Registrant and Thad Huston.	10-K	3/10/2026	10.30

10.31+	The Registrant’s 2025 Inducement Plan.	10-K	3/10/2026	10.31

10.32+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Registrant’s 2025 Inducement Plan.	10-K	3/10/2026	10.32

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number
10.33+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Registrant’s 2025 Inducement Plan.	10-K	3/10/2026	10.33

10.34+	Employment Offer Letter, dated April 15, 2024, by and between the Registrant and Neha Krishnamohan.	S-1	6/28/2024	10.36

10.35+	Transition and Separation Agreement, dated November 11, 2025, by and between the Registrant and Neha Krishnamohan.	10-Q	11/12/2025	10.2

10.36+	Consulting Agreement, dated January 1, 2026, by and between the Registrant and Neha Krishnamohan.	10-Q	11/12/2025	10.3

19.1	Insider Trading Policy	10-K	3/24/2025	19.1

23.1	Consent of KPMG LLP, independent registered public accounting firm.	10-K	3/10/2026	23.1

24.1	Power of Attorney.	10-K	3/10/2026	24.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/10/2026	32.1

97	Incentive Compensation Recoupment Policy	10-K	3/24/2025	97

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: April 30, 2026	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
President and Chief Executive Officer