Form 10-Q
period 2026-03-31
Artiva Biotherapeutics, Inc.
filed 2026-05-08
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 24,716,672 shares of common stock outstanding.

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
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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
•
Our collaboration agreement with GC Cell Corporation (GC Cell) and any future collaborations with third parties to develop or commercialize our product candidates, mean that our prospects with respect to the product candidates involved will depend in significant part on the success of those collaborations.
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

Part I - Financial Information

Item 1. Financial Statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,955	$26,701
Short-term investments	65,827	81,307
Other receivables (including related party amounts of $0 and $61, respectively)	—	67
Prepaid expenses and other current assets	1,958	4,591
Total current assets	88,740	112,666
Restricted cash	461	461
Property and equipment, net	6,216	6,618
Operating lease right-of-use assets	9,884	10,525
Financing lease right-of-use asset	196	212
Other long-term assets	458	458
Total assets	$105,955	$130,940
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,286	$355
Accrued expenses (including related party amounts of $4 and $0, respectively)	5,559	9,600
Current portion of operating lease liabilities	3,024	3,015
Current portion of financing lease liability	11	44
Other current liabilities	—	73
Total current liabilities	10,880	13,087
Operating lease liabilities, net of current portion	7,228	7,883
Total liabilities	18,108	20,970
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized at March 31, 2026 and December 31, 2025; 24,716,672 and 24,595,550 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	441,927	440,413
Accumulated other comprehensive (loss) income	(18)	103
Accumulated deficit	(354,065)	(330,549)
Total stockholders’ equity	87,847	109,970
Total liabilities and stockholders’ equity	$105,955	$130,940

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Operating expenses:
Research and development (including related party amounts of $13 and $23, respectively)	19,312	17,052
General and administrative	5,118	5,119
Total operating expenses	24,430	22,171
Loss from operations	(24,430)	(22,171)
Other income, net:
Interest income	912	1,864
Other income (expense), net	2	(4)
Total other income, net	914	1,860
Net loss	$(23,516)	$(20,311)
Net loss per share, basic and diluted	$(0.95)	$(0.83)
Weighted-average common shares outstanding, basic and diluted	24,678,420	24,341,978
Comprehensive loss:
Net loss	$(23,516)	$(20,311)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net	(121)	129
Comprehensive loss	$(23,637)	$(20,182)

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	24,291,607	$3	$433,451	$(129)	$(246,684)	$186,641
Exercise of stock options	26,834	—	138	—	—	138
ESPP shares issued	22,164	—	134	—	—	134
Issuance of common stock in connection with restricted stock units	22,514	—	—	—	—	—
Stock-based compensation expense	—	—	2,052	—	—	2,052
Unrealized gain on investments, net	—	—	—	129	—	129
Net loss	—	—	—	—	(20,311)	(20,311)
Balance at March 31, 2025	24,363,119	$3	$435,775	$—	$(266,995)	$168,783

Balance at December 31, 2025	24,595,550	$3	$440,413	$103	$(330,549)	$109,970
ESPP shares issued	64,768	—	131	—	—	131
Issuance of common stock in connection with restricted stock units, net	56,354	—	(210)	—	—	(210)
Stock-based compensation expense	—	—	1,593	—	—	1,593
Unrealized loss on investments, net	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(23,516)	(23,516)
Balance at March 31, 2026	24,716,672	$3	$441,927	$(18)	$(354,065)	$87,847

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Operating activities:
Net loss	$(23,516)	$(20,311)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	666	628
Stock-based compensation	1,593	2,052
Accretion of discounts and amortization of premiums on investments, net	(199)	(723)
Changes in operating assets and liabilities:
Other receivables (including related party amounts of $61 and $(11), respectively)	67	(88)
Prepaid expenses and other current assets	2,633	(750)
Other long-term assets	—	254
Accounts payable (including related party amounts of $0 and $(270), respectively)	1,812	41
Accrued expenses (including related party amounts of $(4) and $(632), respectively)	(4,003)	(931)
Operating lease right-of-use asset and lease liabilities, net	(3)	(13)
Net cash used in operating activities	(20,950)	(19,841)
Investing activities:
Purchases of property and equipment	(242)	(511)
Purchases of investments	(6,442)	(18,518)
Maturities of investments	22,000	29,000
Net cash provided by investing activities	15,316	9,971
Financing activities:
Proceeds from exercise of stock options	—	138
Proceeds from purchase of ESPP shares	131	134
Payments to taxing authorities related to net-settlement of vested restricted stock units	(210)	—
Payments on finance leases	(33)	(33)
Net cash (used in) provided by financing activities	(112)	239
Net decrease in cash, cash equivalents and restricted cash	(5,746)	(9,631)
Cash, cash equivalents and restricted cash at beginning of period	27,162	40,493
Cash, cash equivalents and restricted cash at end of period	$21,416	$30,862
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$20,955	$30,401
Restricted cash	461	461
Total cash, cash equivalents and restricted cash	$21,416	$30,862
Supplemental disclosures of noncash activities:
Property and equipment purchases in accounts payable and accrued expenses	$298	$882
Right-of-use asset obtained in exchange for new operating lease liability	$—	$442

See accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Liquidity and Basis of Presentation

Organization

Artiva Biotherapeutics, Inc. (the Company) was incorporated in the State of Delaware on February 14, 2019. The Company is a biopharmaceutical company focused on developing off-the-shelf, allogeneic, natural killer (NK) cell-based therapies that are effective, safe and accessible for patients with debilitating autoimmune diseases.

From its inception to March 31, 2026, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $354.1 million as of March 31, 2026. During the three months ended March 31, 2026, the Company used $21.0 million of cash for operating activities. As of March 31, 2026, the Company has $86.8 million in cash, cash equivalents and investments. From inception through March 31, 2026, the Company has raised aggregate gross proceeds of $441.8 million to fund operations, comprised primarily of proceeds received from the Initial Public Offering (the IPO), including proceeds from the underwriters’ partial exercise of their purchase option, issuances of convertible promissory notes, simple agreements for future equity (SAFEs), private placements of convertible preferred stock, and funds received from collaboration arrangements.

The Company believes its existing cash, cash equivalents and investments will be sufficient to fund planned operations for at least one year from the issuance of these financial statements, into the second quarter of 2027. The Company will need to secure additional funding in the future in order to carry out all of the Company’s planned research and development activities and regulatory activities, conduct any substantial additional development requirements requested by the FDA, and commercialize product candidates. If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue plans to obtain additional funding before achieving sufficient profitability and positive cash flows from operations, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of March 31, 2026, has been derived from the financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these condensed financial statements and the notes accompanying herein should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026. Since the date of those financial statements, there have been no changes to its significant accounting policies, except where noted below.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the condensed financial statements include: the accrual of research and development expenses, stock-based compensation, and operating lease liabilities. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

As of March 31, 2026, and December 31, 2025, accrued interest receivables on investments were $0.6 million and $0.7 million, respectively, and are included in prepaid expenses and other current assets in the condensed balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2026 and 2025.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of March 31, 2026, and December 31, 2025, was $0.5 million, consisting of collateral for letters of credit related to the Company’s lease agreements and funds to support the Company's cash secured credit card program, and is included in non-current assets in the condensed balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive for the three months ended March 31, 2026 and 2025:

	AS OF MARCH 31, 2026	AS OF MARCH 31, 2025
Unvested restricted stock units	4,060,044	1,468,948
Options to purchase common stock	896,125	2,264,064
Total	4,956,169	3,733,012

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF MARCH 31, 2026
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$18,035	$18,035	$—	$—
Commercial paper	Short-term investments	14,203	—	14,203	—
Government and government agency bonds	Short-term investments	28,375	—	28,375	—
Corporate debt obligations	Short-term investments	23,249	—	23,249	—
Total assets		$83,862	$18,035	$65,827	$—

		AS OF DECEMBER 31, 2025
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$24,209	$24,209	$—	$—
Commercial paper	Short-term investments	15,918	—	15,918	—
Government and government agency bonds	Short-term investments	43,407	—	43,407	—
Corporate debt obligations	Short-term investments	21,982	—	21,982	—
Total assets		$105,516	$24,209	$81,307	$—

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	AS OF MARCH 31, 2026
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$20,955	$—	$—	$20,955
Commercial paper	Short-term investments	1 year or less	14,226	1	(24)	14,203
Government and government agency bonds	Short-term investments	1 year or less	28,355	20	—	28,375
Corporate debt obligations	Short-term investments	1 year or less	21,250	5	(13)	21,242
Corporate debt obligations	Short-term investments	Greater than 1 year	2,014	—	(7)	2,007
Total cash, cash equivalents and short-term investments			$86,800	$26	$(44)	$86,782

	AS OF DECEMBER 31, 2025
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$26,701	$—	$—	$26,701
Commercial paper	Short-term investments	1 year or less	15,916	5	(3)	15,918
Government and government agency bonds	Short-term investments	1 year or less	43,334	73	—	43,407
Corporate debt obligations	Short-term investments	1 year or less	19,938	29	—	19,967
Corporate debt obligations	Short-term investments	Greater than 1 year	2,016	1	(2)	2,015
Total cash, cash equivalents and short-term investments			$107,905	$108	$(5)	$108,008

At March 31, 2026, the Company had 14 securities with contractual maturities of one year or less and 2 securities with a contractual maturity greater than one year in an unrealized loss position, all of which have been in an unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of March 31, 2026, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Lab equipment	$12,740	$12,500
Furniture and fixtures	958	958
Computers and software	750	750
Leasehold improvements	874	867
	15,322	15,075
Less accumulated depreciation	(9,106)	(8,457)
Total property and equipment, net	$6,216	$6,618

The Company recognized $0.6 million in depreciation expense for each of the three months ended March 31, 2026 and 2025.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Accrued research and development expenses	$1,052	$858
Accrued payroll and other employee benefits	3,183	7,569
Accrued purchases	196	149
Other accrued expenses	1,128	1,024
Total accrued expenses	$5,559	$9,600

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

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of March 31, 2026, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses certain core GC Cell intellectual property (Core IP). The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of March 31, 2026, the Company has not recognized any net sales royalties under the Core Agreement.

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

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of March 31, 2026, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

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

The Company did not recognize any license and development support-related revenue during the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, there were no accounts receivable related to the Amended AB-201 Agreement.

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of March 31, 2026, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 License Agreement, the Company did not recognize any expense reimbursements for development costs invoiced to GC Cell for the three months ended March 31, 2026 and 2025. The Company did not receive any payments from GC Cell during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had no receivables from GC Cell recorded in the condensed balance sheets in relation to the AB-205 Agreement.

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

8. Stockholders’ Equity and Stock-Based Compensation

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

At-the-Market Offering Program

In August 2025, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the three months ended March 31, 2026.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Common stock options granted and outstanding	896,125	943,092
Restricted stock units granted and outstanding	4,060,044	2,641,007
Shares available for issuance under the 2024 equity incentive plan	3,048,199	3,079,468
Shares available for issuance under the 2025 inducement plan	380,000	—
Shares available for issuance under the ESPP Plan	559,187	378,000
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	9,028,111	7,126,123

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

In July 2024, in connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the 2024 Plan), a successor to and continuation of the 2020 Plan. Upon the effectiveness of the 2024 Plan, 4,572,025 shares of common stock were authorized for issuance which consists of (1) 2,630,000 new shares of common stock, (2) 115,436 shares available for issuance under the 2020 Plan, and (3) up to 1,826,589 shares of common stock subject to outstanding stock awards granted under the 2020 Plan that, on or after the 2024 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Furthermore, as of the effectiveness of the 2024 Plan, no further grants can be made under the 2020 Plan, and the 2020 Plan will automatically terminate on June 23, 2030. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5.0% of the outstanding number of shares of common stock on the immediately preceding December 31st. On January 1, 2025, 1,214,580 shares were added to the 2024 Plan reserve. On June 24, 2025, the Company's stockholders approved an amendment to the 2024 Plan to increase the 2024 Plan reserve by an additional 1,214,580 shares. On January 1, 2026, 1,229,777 shares were added to the 2024 Plan reserve.

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

In December 2025, the Company's board of directors adopted and approved the Company’s 2025 Inducement Plan to reserve 600,000 shares of our common stock to be used for grants of equity-based awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company. The 2025 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based cash and stock awards, and other stock-based awards. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2024 Plan.

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

As a result of the Exchange Program, 1,363,777 vested and unvested options were cancelled on December 12, 2025 and 1,363,777 new RSUs were granted on the same day. The total incremental fair value to be recognized as a result of the Exchange Program is $2.7 million and will be recognized over the vesting period of the underlying awards. The expense is included within the respective line item on the statement of operations and comprehensive loss corresponding to the activity of the related employee. During the three months ended March 31, 2026, the Company recorded $0.5 million of stock-based compensation expense in relation to the Exchange Program.

A summary of the Company’s stock option activity under the 2020 Plan, 2024 Plan, and 2025 Inducement Plan is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2025	943,092	$6.17	8.0	$412
Granted	27,500	4.15	—	—
Exercised	—	—	—	—
Cancelled	(74,467)	11.62	—	—
Outstanding at March 31, 2026	896,125	$5.65	7.8	$1,577
Exercisable as of March 31, 2026	608,789	$6.25	7.3	$712

The Company recorded stock-based compensation expense related to employee and non-employee options in the amounts of $0.3 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2026 and 2025, was $3.11 and $3.89 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was zero. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of March 31, 2026, the unrecognized compensation cost related to outstanding employee and non-employee options was $0.9 million and is expected to be recognized as expense over a weighted-average period of 2.0 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants issued for the three months ended March 31, 2026 and 2025, were as follows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Stock price	$4.15	$3.86 - $10.67
Risk-free rate of interest	3.7%	4.1% - 4.5%
Expected term (years)	5.4	5.4 - 6.1
Expected stock price volatility	93.8%	88.2% - 89.6%
Expected dividend yield	—	—

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

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and 424,000 shares of common stock. On January 1, 2025, 242,916 shares were added to the ESPP reserve. On January 1, 2026, 245,955 shares were added to the ESPP reserve. There were 64,768 and 22,164 shares issued under the ESPP during the three months ended March 31, 2026 and 2025, respectively.

The ESPP is considered a compensatory plan. The Company recorded related stock-based compensation in the amounts of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

THREE MONTHS ENDED MARCH 31,
	2026	2025
Stock price	$2.38 - $4.42	$6.78 - $11.91
Risk-free rate of interest	3.6% - 4.3%	4.2% - 5.2%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	90.7% - 93.1%	84.4% - 91.8%
Expected dividend yield	—	—

Restricted Stock Unit Awards

RSUs granted under the 2020 Plan, 2024 Plan, and 2025 Inducement Plan are subject to time-based vesting and convert to shares of common stock in accordance with the vesting schedule. RSUs are valued at the estimated fair value of the Company’s stock on the date of grant and are amortized over the requisite service period. The total number of RSUs granted represents the maximum number of RSUs eligible to vest based upon the service conditions set forth in the grant agreements. Employees forfeit unvested RSUs upon termination of employment with a corresponding reversal of expense.

A summary of the Company’s RSU activity under the 2020 Plan, 2024 Plan, and 2025 Inducement Plan is as follows:

	NUMBER OF STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE

Unvested balance at January 1, 2026	2,641,007	$5.31
Granted	1,640,642	4.98
Vested	(108,976)	6.29
Forfeited	(112,629)	5.75
Unvested balance at March 31, 2026	4,060,044	$5.14

The Company recorded stock-based compensation expense related to RSUs in the amounts of $1.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the unrecognized compensation cost related to outstanding RSUs was $19.7 million and is expected to be recognized as expense over a weighted-average period of 3.1 years. The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $0.4 million and zero, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by condensed financial statement line item in the Company’s statements of operations and comprehensive loss (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Research and development	$622	$957
General and administrative	971	1,095
Total	$1,593	$2,052

9. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

The Company entered into license agreements in November 2019, October 2020, March 2021, and December 2022 (collectively, the License Agreements) with GC Cell (see Note 7). In August 2020, the Company entered into a Research and Service Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the Selected Products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Service Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 7). The Company did not recognize any license and development support-related revenue for the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, total accounts receivable related to the Amended AB-201 Agreement was zero.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for direct costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the direct costs incurred and paid by GC Cell (see Note 7). There were no reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement during the three months ended March 31, 2026 and 2025. The Company did not receive any payments from GC Cell during the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, the Company had no receivables from GC Cell recorded in the condensed balance sheets.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. In connection with the agreement, the Company incurred approximately $13 thousand in research and development expenses for each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, the Company had approximately $4 thousand and zero, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the condensed balance sheets.

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the RA Capital Funds) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the Blackbird Services Agreement) with Blackbird Clinical, Inc. (Blackbird), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provides consulting services in connection with the Company's clinical trials, including study strategy, clinical operations and patient operations. The agreement commenced on June 1, 2024 and was in effect until June 1, 2025. The Company did not incur any research and development expenses in connection with the consulting services from Blackbird for the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the Blackbird Services Agreement recorded in the condensed balance sheets.

In November 2024, the Company entered into a services agreement (the Carnot Services Agreement) with Carnot Pharma, LLC (Carnot), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Carnot Services Agreement, Carnot provides consulting services in connection with the Company's clinical trials, including clinical operations and patient advocacy in support of the Company’s AlloNK autoimmune programs. The agreement commenced on November 1, 2024 and was in effect until December 31, 2025. The Company incurred zero and $19 thousand in research and development expenses in connection with the consulting services from Carnot for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the Carnot Services Agreement recorded in the condensed balance sheets.

10. Commitments and Contingencies

Operating Leases

The following table presents operating rent expense and related short-term lease costs (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Rent expense	$843	$975
Variable lease expense	356	483
Amount of rent expense related to short-term leases	18	116

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

PERIOD ENDED MARCH 31,
2026 (remaining)	2,296
2027	3,497
2028	3,603
2029	2,284
Total minimum lease payments	11,680
Less: amount representing interest	(1,428)
Present value of operating lease liabilities	10,252
Less: operating lease liabilities, current	(3,024)
Operating lease liabilities, net of current portion	$7,228

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on average discount rate, which were as follows:

	AS OF
	MARCH 31, 2026	DECEMBER 31, 2025
Weighted-average remaining lease term	3.4 years	3.6 years
Weighted-average discount rate	8.0%	8.0%

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

The Company did not recognize any sublease income for the three months ended March 31, 2026. The Company recognized sublease income of $0.2 million for the three months ended March 31, 2025.

11. Segment Information

The Company operates and manages its business as one reportable and operating segment, which is the business of developing therapies for autoimmune diseases. The Company’s chief operating decision maker (CODM) is the chief executive officer, who assesses performance of the segment based on net loss, which includes evaluating the progress of ongoing clinical trials. The measure of segment assets is reported on the balance sheet as total assets. All long-lived assets are maintained in the United States. The following table contains information on segment profit or loss, including significant segment expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Segment expenses:
AB-101 (AlloNK)	9,931	7,545
Other programs(a)	9	14
Personnel-related	10,348	9,573
Other(b)	4,142	5,039
Other income, net	914	1,860
Net loss	$(23,516)	$(20,311)

(a)
Other programs primarily include costs associated with AB-201.
(b)
Other primarily includes consultant, depreciation, rent, common area maintenance, lab supplies, legal, and insurance expenses.

12. Subsequent Events

For the purposes of the condensed financial statements as of March 31, 2026, and the three months then ended, the Company has evaluated the subsequent events through May 8, 2026, the date the condensed financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (the Quarterly Report) should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 10, 2026 (Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A.

Overview

We are a clinical-stage biotechnology company focused on developing natural killer (NK) cell-based therapies for patients suffering from debilitating autoimmune diseases. Our product candidates are derived from donor cells (allogeneic) rather than a patient’s own cells (autologous) and are pre-manufactured, stored frozen and ready to ship to a patient’s treatment location, making them what we believe to be “off-the-shelf.” Our lead product candidate, AlloNK, is a non-genetically modified, cryopreserved NK cell therapy being evaluated in combination with B-cell targeted monoclonal antibodies (mAbs) in three ongoing clinical trials for the treatment of B-cell driven autoimmune diseases, including a Phase 2a basket trial in multiple autoimmune indications including rheumatoid arthritis (RA) and Sjögren’s disease (SjD) and a basket investigator-initiated trial (IIT) in B-cell driven autoimmune indications.

In August 2025, we announced that we treated the first patient in our global Phase 2a basket clinical trial for AlloNK in combination with rituximab for refractory RA, Sjögren’s disease, idiopathic inflammatory myopathies and systemic sclerosis (SSc). The protocol for the Phase 2a basket trial allows for continuous enrollment with no stagger within dose levels and no hospitalization or inpatient requirement for patients dosed with AlloNK, and we are currently exploring dose levels of 1 billion cells and 4 billion cells per AlloNK dose in company-sponsored trials.

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

Recent Developments

On May 8, 2026, we announced positive initial clinical data from ongoing clinical trials evaluating AlloNK in combination with rituximab. As of the April 3, 2026 data cutoff, the initial clinical dataset includes 21 refractory RA patients with at least 12 weeks of follow-up, including 13 patients with six months of follow-up, from our company-sponsored Phase 2a basket trial and an IIT evaluating AlloNK in B-cell driven autoimmune diseases. The broader autoimmune dataset also includes 11 SjD patients and five SSc patients, including seven SjD patients and four SSc patients with at least six months of follow-up.

We also announced alignment with the FDA on a single registrational randomized controlled trial design for AlloNK in refractory RA expected to enroll approximately 150 RA patients who have had an inadequate response to two or more biologic or targeted synthetic disease modifying anti-rheumatic drugs (b/tsDMARDs) of distinct classes. Patients are expected to be randomized 2:1 to receive AlloNK plus rituximab or rituximab alone, with ACR50 response at six months as the primary efficacy endpoint.

As of April 30, 2026, more than 70 autoimmune patients had initiated treatment with AlloNK across ongoing clinical trials, with more than 40 clinical sites activated globally. All patients have been treated in the outpatient setting, with the majority treated in community rheumatology clinics, providing a strong foundation to support our planned Phase 3 registrational trial in refractory RA.

Summary of Efficacy Data in Refractory RA

Patients had longstanding and highly active disease, with mean disease duration of 14.8 years. All patients had high disease activity at baseline and 81% had failed two or more prior b/tsDMARD classes. More than 50% of patients with six months of follow-up achieved an ACR50 response. Patients with only 12 weeks of follow-up demonstrated early improvements across disease activity measures consistent with those observed in patients with six or more months of follow-up. No patient started a new b/tsDMARD following treatment with AlloNK plus rituximab as of the data cutoff.

Nineteen of 21 patients demonstrated clinically meaningful reductions from baseline in both CDAI (defined as reductions of at least 12 points) and DAS28-ESR (defined as reductions of at least 1.2 points). Clinically meaningful reductions in CDAI and DAS28-ESR were observed by three months and deepened at six months, with mean reductions from baseline at six months of 37 points in CDAI and 2.8 points in DAS28-ESR.

Summary of Safety Data

No cytokine release syndrome (CRS) or immune effector cell-associated neurotoxicity syndrome (ICANS) was reported. Additionally, no treatment discontinuations due to adverse events and no serious adverse events related to AlloNK were reported.

The most common treatment-emergent adverse events were consistent with those associated with rituximab or cyclophosphamide/fludarabine conditioning. The Grade 3 or higher infection rate was 2% (n=1), which is comparable to serious infection rates reported for approved RA therapies, including rituximab and other biologic or targeted therapies.

During the initial 28-day post-treatment period, no patients were hospitalized for infection. Two of 55 autoimmune patients treated with AlloNK plus rituximab were hospitalized for treatment-emergent adverse events during this period: one admission for dehydration in a SjD patient with diarrhea and one admission for diabetic ketoacidosis in a RA patient with insulin-dependent Type 2 diabetes. Neither hospitalization was deemed related to AlloNK.

Summary of B-cell depletion and B-cell reconstitution profile

Uniform and consistent B-cell depletion in peripheral blood was observed by Day 13 in all 51 patients treated with cyclophosphamide/fludarabine, AlloNK and rituximab who had available samples as of the April 3, 2026 data cutoff. Complete B-cell depletion was observed using a high-sensitivity assay in all 28 RA patients evaluated as of the data cutoff. B-cell reconstitution in all patients treated with AlloNK plus rituximab demonstrated a predominance of naïve/transitional B cells, consistent with the hypothesized B-cell “reset” mechanism.

Summary of Efficacy Data in SjD and SSc

As of the April 3, 2026 data cutoff, initial clinical data included 11 patients with moderate-to-severe SjD and five patients with moderate-to-severe SSc. Clinical responses observed in these patient populations were consistent with the RA data and support the potential of AlloNK across B-cell driven autoimmune diseases. In SjD, patients demonstrated mean improvements at six months (n=7) of 8.6 points in ClinESSDAI, 6.6 points in ESSDAI and 3.0 points in ESSPRI, with a mean increase of 0.76 mL/min in stimulated salivary flow. All patients were off steroids as of the April 3, 2026 data cutoff. In SSc, patients demonstrated a mean improvement in mRSS of 9.5 points at six months (n=4), with 100% achieving rCRISS25 and 50% achieving rCRISS50 responses among patients with six months of follow-up. No patients were on steroids as of the April 3, 2026 data cutoff.

FDA Alignment and Registrational Strategy in Refractory RA

Following a recent FDA interaction, we plan to initiate a Phase 3 randomized controlled trial evaluating AlloNK in approximately 150 RA patients who have had an inadequate response to two or more b/tsDMARDs of distinct classes. We have alignment with the FDA on our plans to conduct a single registrational trial design. Patients are expected to be randomized 2:1 to receive AlloNK plus rituximab or rituximab alone, with ACR50 response at six months as the primary efficacy endpoint. Rituximab was selected as the active comparator because it is a component of the proposed AlloNK treatment regimen, is approved for the treatment of RA and has demonstrated ACR50 responses at six months in line with other approved RA therapies. Patients randomized to the rituximab-alone control arm who do not respond are expected to have the opportunity to cross over to the AlloNK plus rituximab arm at six months.

The proposed AlloNK dosing regimen is expected to include two doses of 4 billion AlloNK cells administered on Days 6 and 20 together with rituximab, following conditioning with low-dose cyclophosphamide and fludarabine on Days 1, 2 and 3.

Assuming a favorable risk-benefit profile, we believe our ongoing and planned autoimmune clinical trials, including the planned Phase 3 registrational trial in refractory RA, will generate a safety database of more than 250 patients treated with AlloNK plus rituximab, consisting primarily of RA patients and including patients with other autoimmune diseases, to support a potential biologics license application (BLA) submission for RA. Based on FDA feedback, we believe pooled safety data across autoimmune indications may supplement RA-specific safety data.

Subject to final protocol and regulatory considerations, the trial is expected to be conducted globally across more than 80 sites, including approximately 40 sites already active in our ongoing autoimmune clinical program. We expect to initiate the registrational trial in the second half of 2026 and report primary efficacy data in the second half of 2028, with a potential BLA submission in 2029.

Significant opportunity and unmet need in refractory RA

RA remains a large and underserved autoimmune disease, particularly among patients who have had an inadequate response to two or more b/tsDMARD classes, also known as difficult-to-treat RA under EULAR guidelines. We estimate that between 150,000 to 200,000 patients in the U.S. have failed two or more b/tsDMARDs, representing approximately 25% of the U.S. b/tsDMARD-treated RA population. Real-world registry analyses and published data suggest that patients in this setting only have an 11% to 19% likelihood of achieving an ACR50 response with currently available therapies. We estimate that within the U.S. RA market (valued at approximately $20 billion per year), about $5 billion annually is spent on patients with an 80–90% chance of not achieving an ACR50 response.

Our objective is to develop AlloNK as a deep B-cell depleting therapy in combination with rituximab with the potential to deliver ACR50 responses in at least 50% of refractory RA patients at six months, provide durable clinical benefit, and offer an outpatient treatment profile that can be administered and managed in community rheumatology settings. We expect patients in the rituximab-alone control arm to achieve ACR50 responses of approximately 20% to 25% at six months.

Financial Overview

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through March 31, 2026, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes, $70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our IPO, in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million.

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

We have incurred a net loss of $23.5 million and $20.3 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $354.1 million, cash, cash equivalents and investments of $86.8 million. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include sales of shares of common stock under the Sales Agreement (as defined below) entered into with Leerink Partners LLC in August 2025, or other sources, such as our existing and any future strategic collaborations and other strategic arrangements with third parties. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (NOL) carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at March 31, 2026 and December 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025	CHANGE
Operating expenses:
Research and development	19,312	17,052	2,260
General and administrative	5,118	5,119	(1)
Total operating expenses	24,430	22,171	2,259
Loss from operations	(24,430)	(22,171)	(2,259)
Other income, net:
Interest income	912	1,864	(952)
Other income (expense), net	2	(4)	6
Total other income, net	914	1,860	(946)
Net loss	$(23,516)	$(20,311)	$(3,205)
Unrealized (loss) gain on investments, net	(121)	129	(250)
Comprehensive loss	$(23,637)	$(20,182)	$(3,455)

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
External research and development expense:
AB-101 (AlloNK)	$9,931	$7,545
Other programs	9	14
Internal research and development expense:
Personnel-related	6,895	6,243
Other	2,477	3,250
Total research and development expense	$19,312	$17,052

Research and development expenses were $19.3 million for the three months ended March 31, 2026, compared to $17.1 million for the three months ended March 31, 2025. The increase of $2.3 million was primarily due to a $2.4 million increase in external research and development expense, partially offset by a $0.1 million decrease in internal research and development expense. The $2.4 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $0.1 million decrease in internal research and development expense is primarily due to a $0.8 million decrease in other operating costs, partially offset by an increase of $0.7 million in personnel-related expenses.

General and Administrative Expenses. General and administrative expenses were $5.1 million for each of the three months ended March 31, 2026 and 2025. Changes included a $0.1 million increase in personnel-related costs, offset by a $0.1 million decrease in other operational and legal costs.

Other Income, Net. Other income, net was $0.9 million for the three months ended March 31, 2026, compared to other income, net of $1.9 million for the three months ended March 31, 2025. The decrease of $0.9 million was primarily due to a decrease in interest income due to higher investment balances in 2025.

Unrealized (Loss) Gain on Investments, Net. Unrealized loss on investments was $0.1 million for the three months ended March 31, 2026, compared to an unrealized gain of $0.1 million for the three months ended March 31, 2025. The decrease between periods of $0.3 million was due to the change in fair value of investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through March 31, 2026, we have raised aggregate gross proceeds of $441.8 million to fund our operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their overallotment option, our issuance of convertible promissory notes, SAFEs, private placements of our convertible preferred stock, and funds received from collaboration arrangements. As of March 31, 2026, we had cash, cash equivalents and investments of $86.8 million, and an accumulated deficit of $354.1 million. Based on our current operating plans, we expect our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2027. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

At-the-Market Offering Program with Leerink Partners

In August 2025, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent or Leerink Partners), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. We will pay a commission to the Agent of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the three months ended March 31, 2026.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2026, and 2025

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2026, and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(20,950)	$(19,841)
Investing activities	15,316	9,971
Financing activities	(112)	239
Net decrease in cash	$(5,746)	$(9,631)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $21.0 million, consisting primarily of our net loss incurred during the period of $23.5 million, partially offset by $2.1 million of net non-cash charges and $0.5 million of net changes in operating assets and liabilities. Net non-cash charges consisted of $1.6 million in stock-based compensation expense, $0.7 million in depreciation and amortization expense, partially offset by $0.2 million in accretion of discounts on investments. Changes in operating assets and liabilities included a $4.0 million decrease in accrued expenses, a $2.6 million decrease in prepaid expense and other current assets, a $1.8 million increase in accounts payable, and a $0.1 million decrease in receivables.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026, was $15.3 million related to $22.0 million in maturities of investments, partially offset by $6.4 million in purchases of investments and $0.2 million in purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2025, was $10.0 million related to $29.0 million in maturities of investments, partially offset by $18.5 million in purchases of investments and $0.5 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $0.1 million primarily related to $0.2 million in financing lease payments and payments to taxing authorities related to net-settlement of vested RSUs, partially offset by $0.1 million in cash received for stock issued in association with our 2024 Employee Stock Purchase Plan (ESPP).

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

We leased certain office space in San Diego, California, under a non-cancelable operating lease, with a term through December 2025 (the Executive Drive Lease). The Executive Drive Lease commenced on December 23, 2019, with a six-year initial term and included aggregate payments to the lessor of approximately $2.8 million. The Executive Drive Lease also provided for rent abatements and scheduled increases in base rent. In connection with the lease, we made a one-time cash security deposit in the amount of $0.4 million, of which $0.2 million was refunded in October 2021 and the remaining $0.2 million was refunded in March 2026. The

Executive Drive Lease included a renewal option, which included an option to renew for five additional years. We did not exercise the option and, as such, the Executive Drive Lease terminated in December 2025.

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.2 million which must remain in place until the termination of the lease and is considered a non-current asset as of March 31, 2026. These obligations are further described in Note 11 to our audited financial statements appearing in the Annual Report and Note 10 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report.

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

On July 22, 2022, we entered into a sublease (the Sublease Agreement) with Origis Operating Services, LLC, (the Sublessee), whereby we agreed to sublease to Sublessee all of the 13,405 rentable square feet of office space currently leased by us under the Executive Drive Lease. The sublease commenced on August 1, 2022, and had a term through December 31, 2025. The aggregate base rent was approximately $2.6 million commencing August 1, 2022. We record sublease income as a reduction of general and administrative expense. Upon execution of the Sublease Agreement, we received a cash security deposit of $0.1 million from the Sublessee which was recorded as other current liabilities in the balance sheet as of December 31, 2025. The security deposit was refunded to the Sublessee in March 2026.

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

As of March 31, 2026, we have future remaining operating lease payments of $11.7 million relating to leases we have recognized in the condensed balance sheets, of which $2.3 million is payable before December 31, 2026.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report). As of March 31, 2026, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

There have been no significant changes to our critical accounting estimates from those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Estimates and Judgments and our audited financial statements as of and for the year ended December 31, 2025, as included in the Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors that are new risk factors or ones containing substantive changes from the similarly titled risk factors included in our Annual Report. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the three months ended March 31, 2026 and for the year ended December 31, 2025, our net losses were $23.5 million and $83.9 million, respectively. As of March 31, 2026, we had an accumulated deficit of $354.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2026, our cash, cash equivalents and investments were $86.8 million. Based on our current cash, cash equivalents and investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

In addition, even if our planned trials are successfully completed, the FDA or comparable foreign regulatory authorities may not interpret the results as we do, and more trials could be required before we submit our product candidates for approval. For example, while we have designed our registrational strategy for AlloNK based in part on our views following our recent meeting with the FDA, later feedback from the FDA may be inconsistent with such meeting or our views from such meeting, including the risk that the official FDA minutes which we expect to receive in the coming weeks may include interpretations, requests for additional data, or conclusions that differ from our understanding of prior discussions. To the extent that the design or results of our planned Phase 3 trial or other trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

Furthermore, clinical trial results could reveal an unacceptable severity or incidence of other adverse events, including heart and lung problems or life-threatening infections. Any such findings could cause delays in completion or cancellation of clinical programs. Furthermore, in some instances, the diseases we may be seeking to treat may be less serious than the later stage cancers traditionally being treated with cell therapies or other immunotherapy products. Therefore, we believe the FDA and comparable foreign regulatory authorities may apply a different risk-benefit threshold to our product candidates pursuing autoimmune indications such that any potential harmful side effects that may outweigh the benefits of such product candidates would require us to cease clinical trials or abandon or limit our development of these product candidates or would cause the FDA or comparable foreign regulatory authorities to deny marketing applications for these product candidates. We believe the FDA and other regulatory authorities may weigh adverse events in the autoimmune patient populations being pursued with cell-based therapies, such as in our ongoing clinical trials, may be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for our autoimmune programs than for our oncology programs or the oncology programs of others.

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

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our NK cell therapy platform. We are seeking to do so through our collaborations with GC Cell, and may also explore additional strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different autoimmune diseases may require changes to our manufacturing processes, which may slow down development of or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, select certain other therapies to test in combination with our product candidates or treatment for a specific type of autoimmune disease, and we may forego or delay pursuit of opportunities with certain programs or product candidates or combinations or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. The Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. We are assessing the potential impact of the proclamation on our business.

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of autoimmune disease, we cannot accurately estimate the potential revenue from our product candidates. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may also be particularly difficult because of the higher prices often associated with such drugs. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from third-party payors is critical to new product acceptance.

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

As of March 31, 2026, we had 106 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our insurance policies may be inadequate, may not cover all of our potential liabilities and may potentially expose us to unrecoverable risks.*

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

In addition, although we are dependent on certain key personnel, we do not have key person life insurance policies on any such individuals. Therefore, if any of our key personnel die or become disabled, the loss of such person could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

10.1+	Consulting Agreement, dated January 1, 2026, by and between the Registrant and Neha Krishnamohan.	10-Q	11/12/2025	10.3

10.2+	Employment Offer Letter, dated February 18, 2026, by and between the Registrant and Thad Huston.	10-K	3/10/2026	10.30

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: May 8, 2026	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Thad Huston
Thad Huston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)