Form 10-Q
period 2026-06-30
Artiva Biotherapeutics, Inc.
filed 2026-08-06
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

San Diego, CA 92121

(858) 267-4467

(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ARTV	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2026, the registrant had 48,890,121 shares of common stock outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$301,454	$26,701
Short-term investments	47,940	81,307
Other receivables (including related party amounts of $0 and $61, respectively)	141	67
Prepaid expenses and other current assets	2,741	4,591
Total current assets	352,276	112,666
Restricted cash	461	461
Property and equipment, net	5,671	6,618
Operating lease right-of-use assets	9,236	10,525
Financing lease right-of-use asset	180	212
Other long-term assets	809	458
Total assets	$368,633	$130,940
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,386	$355
Accrued expenses (including related party amounts of $22 and $0, respectively)	9,896	9,600
Current portion of operating lease liabilities	3,299	3,015
Current portion of financing lease liability	—	44
Other current liabilities	—	73
Total current liabilities	14,581	13,087
Operating lease liabilities, net of current portion	6,550	7,883
Total liabilities	21,131	20,970
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized at June 30, 2026 and December 31, 2025; 48,792,279 and 24,595,550 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	3
Additional paid-in capital	726,588	440,413
Accumulated other comprehensive (loss) income	(21)	103
Accumulated deficit	(379,070)	(330,549)
Total stockholders’ equity	347,502	109,970
Total liabilities and stockholders’ equity	$368,633	$130,940

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including related party amounts of $13, $27, $26, and $50, respectively)	21,925	17,861	41,237	34,914
General and administrative	4,965	4,949	10,083	10,068
Total operating expenses	26,890	22,810	51,320	44,982
Loss from operations	(26,890)	(22,810)	(51,320)	(44,982)
Other income, net:
Interest income	1,886	1,561	2,798	3,425
Other (expense) income, net	(1)	(5)	1	(8)
Total other income, net	1,885	1,556	2,799	3,417
Net loss	$(25,005)	$(21,254)	$(48,521)	$(41,565)
Net loss per share, basic and diluted	$(0.63)	$(0.87)	$(1.51)	$(1.71)
Weighted-average common shares outstanding, basic and diluted	39,413,236	24,378,823	32,086,532	24,360,502
Comprehensive loss:
Net loss	$(25,005)	$(21,254)	$(48,521)	$(41,565)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net	(3)	2	(124)	131
Comprehensive loss	$(25,008)	$(21,252)	$(48,645)	$(41,434)

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	24,291,607	$3	$433,451	$(129)	$(246,684)	$186,641
Exercise of stock options	26,834	—	138	—	—	138
ESPP shares issued	22,164	—	134	—	—	134
Issuance of common stock in connection with restricted stock units	22,514	—	—	—	—	—
Stock-based compensation expense	—	—	2,052	—	—	2,052
Unrealized gain on investments, net	—	—	—	129	—	129
Net loss	—	—	—	—	(20,311)	(20,311)
Balance at March 31, 2025	24,363,119	$3	$435,775	$—	$(266,995)	$168,783
Issuance of common stock in connection with restricted stock units, net	30,405	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,549	—	—	1,549
Unrealized gain on investments, net	—	—	—	2	—	2
Net loss	—	—	—	—	(21,254)	(21,254)
Balance at June 30, 2025	24,393,524	$3	$437,285	$2	$(288,249)	$149,041

Balance at December 31, 2025	24,595,550	$3	$440,413	$103	$(330,549)	$109,970
ESPP shares issued	64,768	—	131	—	—	131
Issuance of common stock in connection with restricted stock units, net	56,354	—	(210)	—	—	(210)
Stock-based compensation expense	—	—	1,593	—	—	1,593
Unrealized loss on investments, net	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(23,516)	(23,516)
Balance at March 31, 2026	24,716,672	$3	$441,927	$(18)	$(354,065)	$87,847
Exercise of stock options	13,310	—	67	—	—	67
ESPP shares issued	3,568	—	7	—	—	7
Public offering of common stock and issuance of pre-funded warrants, net of issuance costs	23,871,526	2	282,722	—	—	282,724
Issuance of common stock in connection with restricted stock units	187,203	—	—	—	—	—
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized loss on investments, net	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(25,005)	(25,005)
Balance at June 30, 2026	48,792,279	$5	$726,588	$(21)	$(379,070)	$347,502

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Operating activities:
Net loss	$(48,521)	$(41,565)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,358	1,269
Stock-based compensation	3,458	3,601
Accretion of discounts and amortization of premiums on investments, net	(315)	(1,232)
Changes in operating assets and liabilities:
Other receivables (including related party amounts of $61 and $(30), respectively)	(74)	116
Prepaid expenses and other current assets	1,850	(3,614)
Other long-term assets	(351)	229
Accounts payable (including related party amounts of $0 and $(271), respectively)	1,032	(168)
Accrued expenses (including related party amounts of $22 and $(715), respectively)	17	(1,481)
Operating lease right-of-use asset and lease liabilities, net	241	21
Net cash used in operating activities	(41,305)	(42,824)
Investing activities:
Purchases of property and equipment	(657)	(1,566)
Purchases of investments	(6,442)	(24,591)
Maturities of investments	40,000	57,250
Net cash provided by investing activities	32,901	31,093
Financing activities:
Proceeds from public offering of common stock and issuance of pre-funded warrants	300,000	—
Issuance costs paid in connection with public offering of common stock and issuance of pre-funded warrants	(16,793)	—
Proceeds from exercise of stock options	67	138
Proceeds from purchase of ESPP shares	138	134
Payments to taxing authorities related to net-settlement of vested restricted stock units	(210)	(39)
Payments on finance leases	(45)	(66)
Net cash provided by financing activities	283,157	167
Net increase (decrease) in cash, cash equivalents and restricted cash	274,753	(11,564)
Cash, cash equivalents and restricted cash at beginning of period	27,162	40,493
Cash, cash equivalents and restricted cash at end of period	$301,915	$28,929
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$301,454	$28,468
Restricted cash	461	461
Total cash, cash equivalents and restricted cash	$301,915	$28,929
Supplemental disclosures of noncash activities:
Offering costs in accrued expenses	$483	$—
Property and equipment purchases in accounts payable and accrued expenses	$14	$283
Right-of-use asset obtained in exchange for new operating lease liability	$—	$442

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

From its inception to June 30, 2026, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

Public Equity Offering

In May 2026, the Company completed a public offering of common stock (May 2026 Offering), pursuant to which it issued and sold 23,871,526 shares of common stock at a price of $11.52 per share under a shelf registration statement. In addition, the Company issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 2,170,138 shares of the Company’s common stock (Pre-Funded Warrants). The purchase price of the Pre-Funded Warrants was $11.5199 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.0001 exercise price for each such Pre-Funded Warrant (see Note 8). Gross proceeds from the public offering and the issuance of the Pre-Funded Warrants were $300.0 million, and after giving effect to $17.3 million in costs related to the public offering and the issuance of Pre-Funded Warrants, net proceeds were $282.7 million.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $379.1 million as of June 30, 2026. During the six months ended June 30, 2026, the Company used $41.3 million of cash for operating activities. As of June 30, 2026, the Company has $349.4 million in cash, cash equivalents and investments. From inception through June 30, 2026, the Company has raised aggregate gross proceeds of $741.9 million to fund operations, comprised primarily of proceeds received from the Initial Public Offering (the IPO), including proceeds from the underwriters’ partial exercise of their overallotment option, proceeds received from the May 2026 Offering, issuances of convertible promissory notes, simple agreements for future equity (SAFEs), private placements of convertible preferred stock, and funds received from collaboration arrangements.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of June 30, 2026, has been derived from the financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these condensed financial statements and the notes accompanying herein should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

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

Pre-Funded Warrants

Pre-funded warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. The Pre-Funded Warrants are equity-classified instruments that were recorded in additional paid-in capital at issuance and are not subject to remeasurement. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

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

As of June 30, 2026, and December 31, 2025, accrued interest receivables on investments were $1.3 million and $0.7 million, respectively, and are included in prepaid expenses and other current assets in the condensed balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three and six months ended June 30, 2026 and 2025.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of June 30, 2026, and December 31, 2025, was $0.5 million, consisting of collateral for letters of credit related to the Company’s lease agreements and funds to support the Company's cash secured credit card program, and is included in non-current assets in the condensed balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period. The Pre-Funded Warrants associated with the May 2026 public equity offering (see Note 8) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	AS OF JUNE 30, 2026	AS OF JUNE 30, 2025
Unvested restricted stock units	3,707,488	1,447,252
Options to purchase common stock	1,097,961	2,349,983
Total	4,805,449	3,797,235

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF JUNE 30, 2026
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$292,119	$292,119	$—	$—
Commercial paper	Short-term investments	12,346	—	12,346	—
Government and government agency bonds	Short-term investments	16,335	—	16,335	—
Corporate debt obligations	Short-term investments	19,259	—	19,259	—
Total assets		$340,059	$292,119	$47,940	$—

		AS OF DECEMBER 31, 2025
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$24,209	$24,209	$—	$—
Commercial paper	Short-term investments	15,918	—	15,918	—
Government and government agency bonds	Short-term investments	43,407	—	43,407	—
Corporate debt obligations	Short-term investments	21,982	—	21,982	—
Total assets		$105,516	$24,209	$81,307	$—

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	AS OF JUNE 30, 2026
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$301,454	$—	$—	$301,454
Commercial paper	Short-term investments	1 year or less	12,357	—	(11)	12,346
Government and government agency bonds	Short-term investments	1 year or less	16,331	5	(1)	16,335
Corporate debt obligations	Short-term investments	1 year or less	18,264	—	(8)	18,256
Corporate debt obligations	Short-term investments	Greater than 1 year	1,009	—	(6)	1,003
Total cash, cash equivalents and short-term investments			$349,415	$5	$(26)	$349,394

	AS OF DECEMBER 31, 2025
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$26,701	$—	$—	$26,701
Commercial paper	Short-term investments	1 year or less	15,916	5	(3)	15,918
Government and government agency bonds	Short-term investments	1 year or less	43,334	73	—	43,407
Corporate debt obligations	Short-term investments	1 year or less	19,938	29	—	19,967
Corporate debt obligations	Short-term investments	Greater than 1 year	2,016	1	(2)	2,015
Total cash, cash equivalents and short-term investments			$107,905	$108	$(5)	$108,008

At June 30, 2026, the Company had 18 securities with contractual maturities of one year or less and one security with a contractual maturity greater than one year in an unrealized loss position, all of which have been in an unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of June 30, 2026, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Lab equipment	$12,835	$12,500
Furniture and fixtures	958	958
Computers and software	787	750
Leasehold improvements	874	867
	15,454	15,075
Less accumulated depreciation	(9,783)	(8,457)
Total property and equipment, net	$5,671	$6,618

The Company recognized $0.7 million and $1.3 million in depreciation expense for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million in depreciation expense for the three and six months ended June 30, 2025, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Accrued research and development expenses	$2,768	$858
Accrued payroll and other employee benefits	4,641	7,569
Accrued purchases	724	149
Other accrued expenses	1,763	1,024
Total accrued expenses	$9,896	$9,600

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

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of June 30, 2026, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses certain core GC Cell intellectual property (Core IP). The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of June 30, 2026, the Company has not recognized any net sales royalties under the Core Agreement.

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

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of June 30, 2026, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

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

The Company did not recognize any license and development support-related revenue during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, there were no accounts receivable related to the Amended AB-201 Agreement.

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of June 30, 2026, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 License Agreement, the Company did not recognize any expense reimbursements for development costs invoiced to GC Cell for the three and six months ended June 30, 2026 and 2025. The Company did not receive any payments from GC Cell during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had no receivables from GC Cell recorded in the condensed balance sheets in relation to the AB-205 Agreement.

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

Pre-Funded Warrants

In conjunction with the May 2026 Offering, the Company issued Pre-Funded Warrants, in lieu of common stock to certain investors, to purchase 2,170,138 shares of the Company’s common stock. The purchase price for the Pre-Funded Warrants was $11.5199 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.0001 exercise price for each such Pre-Funded Warrant. Given that the Pre-Funded Warrants are indexed to the Company’s own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company’s unaudited condensed balance sheets.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the Pre-Funded Warrant if the holder would beneficially own more than 4.99% (or 9.99% together with its affiliates and other attribution parties), of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

As of June 30, 2026, there were 2,170,138 Pre-Funded Warrants outstanding.

At-the-Market Offering Program

In August 2025, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In May 2026, the Company suspended the ATM Offering Program, though the Sales Agreement remains in full force and effect. No shares of common stock were sold under the ATM Offering Program during the three and six months ended June 30, 2026.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Common stock options granted and outstanding	1,097,961	943,092
Restricted stock units granted and outstanding	3,707,488	2,641,007
Pre-Funded Warrants issued and outstanding	2,170,138	—
Shares available for issuance under the 2024 equity incentive plan	3,088,406	3,079,468
Shares available for issuance under the 2025 inducement plan	290,000	—
Shares available for issuance under the ESPP Plan	555,619	378,000
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	10,994,168	7,126,123

Stock Options

In June 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards. The 2020 Plan was amended in December 2020, January 2021, July 2021, August 2022, and April 2024. In April 2024, the 2020 Plan was amended to increase the total number of shares reserved under the 2020 Plan to 2,083,797.

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

As a result of the Exchange Program, 1,363,777 vested and unvested options were cancelled on December 12, 2025 and 1,363,777 new RSUs were granted on the same day. The total incremental fair value to be recognized as a result of the Exchange Program is $2.7 million and will be recognized over the vesting period of the underlying awards. The expense is included within the respective line item on the statement of operations and comprehensive loss corresponding to the activity of the related employee. During the three and six months ended June 30, 2026, the Company recorded $0.5 million and $1.0 million of stock-based compensation expense in relation to the Exchange Program, respectively.

A summary of the Company’s stock option activity under the 2020 Plan, 2024 Plan, and 2025 Inducement Plan is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2025	943,092	$6.17	8.0	$412
Granted	260,000	8.68	—	—
Exercised	(13,310)	5.07	—	—
Cancelled	(91,821)	11.26	—	—
Outstanding at June 30, 2026	1,097,961	$6.35	8.1	$4,005
Exercisable as of June 30, 2026	726,587	$5.62	7.4	$3,233

The Company recorded stock-based compensation expense related to employee and non-employee options in the amounts of $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $2.3 million for the three and six months ended June 30, 2025, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2026 and 2025, was $6.56 and $2.57 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $0.1 million and zero, respectively. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of June 30, 2026, the unrecognized compensation cost related to outstanding employee and non-employee options was $2.1 million and is expected to be recognized as expense over a weighted-average period of 3.3 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants issued for the six months ended June 30, 2026 and 2025, were as follows:

SIX MONTHS ENDED JUNE 30,
	2026	2025
Stock price	$4.15 - $9.22	$1.61 - $10.67
Risk-free rate of interest	3.7% - 4.4%	3.9% - 4.5%
Expected term (years)	5.4 - 6.1	5.4 - 6.1
Expected stock price volatility	87.7% - 93.8%	88.2% - 90.3%
Expected dividend yield	—	—

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

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and 424,000 shares of common stock. On January 1, 2025, 242,916 shares were added to the ESPP reserve. On January 1, 2026, 245,955 shares were added to the ESPP reserve. There were 3,568 and 68,336 shares issued under the ESPP during the three and six months ended June 30, 2026, respectively, and zero and 22,164 shares issued under the ESPP during the three and six months ended June 30, 2025, respectively.

The ESPP is considered a compensatory plan. The Company recorded related stock-based compensation in the amounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

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

A summary of the Company’s RSU activity under the 2020 Plan, 2024 Plan, and 2025 Inducement Plan is as follows:

	NUMBER OF STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE

Unvested balance at January 1, 2026	2,641,007	$5.31
Granted	1,748,142	5.21
Vested	(296,179)	5.57
Forfeited	(385,482)	6.04
Unvested balance at June 30, 2026	3,707,488	$5.16

The Company recorded stock-based compensation expense related to RSUs in the amounts of $1.5 million and $2.8 million for the three and six months ended June 30, 2026, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the unrecognized compensation cost related to outstanding RSUs was $17.4 million and is expected to be recognized as expense over a weighted-average period of 2.8 years. The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $2.3 million and $0.1 million, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by condensed financial statement line item in the Company’s statements of operations and comprehensive loss (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Research and development	$844	$722	$1,465	$1,679
General and administrative	1,021	827	1,993	1,922
Total	$1,865	$1,549	$3,458	$3,601

9. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

The Company entered into license agreements in November 2019, October 2020, March 2021, and December 2022 (collectively, the License Agreements) with GC Cell (see Note 7). In August 2020, the Company entered into a Research and Service Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the Selected Products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Service Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 7). The Company did not recognize any license and development support-related revenue for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, total accounts receivable related to the Amended AB-201 Agreement was zero.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for direct costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the direct costs incurred and paid by GC Cell (see Note 7). There were no reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement during the three and six months ended June 30, 2026 and 2025. The Company did not receive any payments from GC Cell during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, the Company had no receivables from GC Cell recorded in the condensed balance sheets.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. In connection with the agreement, the Company incurred approximately $13 thousand and $26 thousand in research and development expenses for the three and six months ended June 30, 2026, respectively, and approximately $15 thousand and $29 thousand for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, and December 31, 2025, the Company had approximately $22 thousand and zero, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the condensed balance sheets.

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the RA Capital Funds) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the Blackbird Services Agreement) with Blackbird Clinical, Inc. (Blackbird), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provides consulting services in connection with the Company's clinical trials, including study strategy, clinical operations and patient operations. The agreement commenced on June 1, 2024 and was in effect until June 1, 2025. The Company did not incur any research and development expenses in connection with the consulting services from Blackbird for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the Blackbird Services Agreement recorded in the condensed balance sheets.

In November 2024, the Company entered into a services agreement (the Carnot Services Agreement) with Carnot Pharma, LLC (Carnot), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Carnot Services Agreement, Carnot provides consulting services in connection with the Company's clinical trials, including clinical operations and patient advocacy in support of the Company’s AlloNK autoimmune programs. The agreement commenced on November 1, 2024 and was in effect until December 31, 2025. The Company did not incur any research and development expenses in connection with the consulting services from Carnot for the three and six months ended June 30, 2026. The Company incurred approximately $12 thousand and $31 thousand in research and development expenses in connection with consulting services from Carnot for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the Carnot Services Agreement recorded in the condensed balance sheets.

10. Commitments and Contingencies

Operating Leases

The following table presents operating rent expense and related short-term lease costs (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Rent expense	$843	$1,029	$1,686	$2,038
Variable lease expense	345	552	701	1,035
Rent expense related to short-term leases	18	116	36	232

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

PERIOD ENDED JUNE 30,
2026 (remaining)	1,706
2027	3,497
2028	3,603
2029	2,284
Total minimum lease payments	11,090
Less: amount representing interest	(1,241)
Present value of operating lease liabilities	9,849
Less: operating lease liabilities, current	(3,299)
Operating lease liabilities, net of current portion	$6,550

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on an average discount rate, which was as follows:

	AS OF
	JUNE 30, 2026	DECEMBER 31, 2025
Weighted-average remaining lease term	3.2 years	3.6 years
Weighted-average discount rate	8.0%	8.0%

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

The Company did not recognize any sublease income for the three and six months ended June 30, 2026. The Company recognized sublease income of $0.2 million and $0.4 million for the three and six months ended June 30, 2025.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Segment expenses:
AB-101 (AlloNK)	11,861	8,686	21,793	16,342
Other programs(a)	18	—	26	—
Personnel-related	10,878	9,640	21,225	19,205
Other(b)	4,133	4,484	8,276	9,435
Other income, net	1,885	1,556	2,799	3,417
Net loss	$(25,005)	$(21,254)	$(48,521)	$(41,565)

(a)
Other programs primarily include costs associated with AB-201.
(b)
Other primarily includes consultant, depreciation, rent, common area maintenance, lab supplies, legal, and insurance expenses.

12. Subsequent Events

For the purposes of the condensed financial statements as of June 30, 2026, and the three months then ended, the Company has evaluated the subsequent events through August 6, 2026, the date the condensed financial statements were issued.

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

Overview

We are a clinical-stage biotechnology company focused on developing off-the-shelf, allogeneic, natural killer (NK) cell-based therapies for patients suffering from debilitating autoimmune diseases. Our product candidates are derived from donor cells (allogeneic) rather than a patient’s own cells (autologous) and are pre-manufactured, stored frozen and ready to ship to a patient’s treatment location, making them what we believe to be “off-the-shelf.” Our lead product candidate, AlloNK, is a non-genetically modified, cryopreserved NK cell therapy being evaluated in combination with B-cell targeted monoclonal antibodies (mAbs) in three ongoing clinical trials for the treatment of B-cell driven autoimmune diseases, including a Phase 2a basket trial in multiple autoimmune indications including rheumatoid arthritis (RA) and Sjögren’s disease (SjD) and a basket investigator-initiated trial (IIT) in B-cell driven autoimmune indications.

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

In June 2026, the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to AlloNK in combination with rituximab for the treatment of refractory RA. RMAT designation provides access to expedited development and review benefits, including early and frequent FDA interactions, and is intended to facilitate efficient development of regenerative medicine therapies for serious conditions. The RMAT designation supports our planned registrational strategy in refractory RA.

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

Summary of B-cell depletion and B-cell reconstitution profile

Uniform and consistent B-cell depletion in peripheral blood was observed by Day 13 in all 51 patients treated with cyclophosphamide/fludarabine, AlloNK and rituximab who had available samples as of the April 3, 2026 data cutoff. Complete B-cell depletion was observed using a high-sensitivity assay in all 28 RA patients evaluated as of the data cutoff. A predominance of naïve/transitional B cells was observed in all 13 patients treated with AlloNK plus rituximab who had B-cell reconstitution as of the data cutoff date, consistent with the hypothesized B-cell “reset” mechanism.

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

FDA Alignment and Registrational Strategy in Refractory RA

Following the recent FDA interaction, we are in the process of initiating a Phase 3 randomized controlled trial evaluating AlloNK in approximately 150 RA patients who have had an inadequate response to two or more b/tsDMARDs of distinct classes. We have alignment with the FDA on our plans to conduct a single registrational trial design. Patients are expected to be randomized 2:1 to receive AlloNK plus rituximab or rituximab alone, with ACR50 response at six months as the primary efficacy endpoint. Rituximab was selected as the active comparator because it is a component of the proposed AlloNK treatment regimen, is approved for the treatment of RA and has demonstrated ACR50 responses at six months in line with other approved RA therapies. Patients randomized to the rituximab-alone control arm who do not respond are expected to have the opportunity to cross over to the AlloNK plus rituximab arm at six months.

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

Subject to final protocol and regulatory considerations, the trial is expected to be conducted globally across more than 80 sites, including approximately 40 sites already active in our ongoing autoimmune clinical program. We are initiating the registrational trial in the second half of 2026 and expect to report primary efficacy data in the second half of 2028, with a potential BLA submission in 2029.

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

Financial Overview

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through June 30, 2026, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes,

$70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our IPO, in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share. We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million. In May 2026, we closed on our May 2026 Offering, in which we issued and sold 23,871,526 shares of common stock at a price of $11.52 per share and pre-funded warrants, in lieu of common stock to certain investors, to purchase 2,170,138 shares of common stock at a price of $11.5199 per pre-funded warrant. The net proceeds of the May 2026 Offering, after deducting underwriting discounts, commissions, and offering expenses, was $282.7 million.

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

We have incurred a net loss of $48.5 million and $41.6 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $379.1 million, cash, cash equivalents and investments of $349.4 million. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include sales of shares of common stock under the Sales Agreement (as defined below) entered into with Leerink Partners LLC in August 2025, or other sources, such as our existing and any future strategic collaborations and other strategic arrangements with third parties. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest expense and realized gains/losses on foreign exchange transactions.

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

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (NOL) carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at June 30, 2026 and December 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	21,925	17,861	4,064
General and administrative	4,965	4,949	16
Total operating expenses	26,890	22,810	4,080
Loss from operations	(26,890)	(22,810)	(4,080)
Other income, net:
Interest income	1,886	1,561	325
Other expense, net	(1)	(5)	4
Total other income, net	1,885	1,556	329
Net loss	$(25,005)	$(21,254)	$(3,751)
Unrealized (loss) gain on investments, net	(3)	2	(5)
Comprehensive loss	$(25,008)	$(21,252)	$(3,756)

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025
External research and development expense:
AB-101 (AlloNK)	$11,861	$8,686
Other programs	18	—
Internal research and development expense:
Personnel-related	7,504	6,487
Other	2,542	2,688
Total research and development expense	$21,925	$17,861

Research and development expenses were $21.9 million for the three months ended June 30, 2026, compared to $17.9 million for the three months ended June 30, 2025. The increase of $4.1 million was primarily due to a $3.2 million increase in external research and development expense, and a $0.9 million increase in internal research and development expense. The $3.2 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $0.9 million increase in internal research and development expense is primarily due to a $1.0 million increase in personnel-related expenses due to increased headcount, partially offset by a $0.1 million decrease in other operating costs.

General and Administrative Expenses. General and administrative expenses were $5.0 million for the three months ended June 30, 2026, compared to $4.9 million for the three months ended June 30, 2025. Changes included a $0.2 million increase in personnel-related costs, offset by a $0.2 million decrease in other operational and legal costs.

Other Income, Net. Other income, net was $1.9 million for the three months ended June 30, 2026, compared to other income, net of $1.6 million for the three months ended June 30, 2025. The increase of $0.3 million was primarily due to an increase in interest income due to a higher money market and investment balance in the second quarter of 2026 from the May 2026 Offering.

Unrealized (Loss) Gain on Investments, Net. Unrealized loss on investments was $3 thousand for the three months ended June 30, 2026, compared to an unrealized gain of $2 thousand for the three months ended June 30, 2025. The decrease between periods of $5 thousand was due to the change in fair value of investments.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	41,237	34,914	6,323
General and administrative	10,083	10,068	15
Total operating expenses	51,320	44,982	6,338
Loss from operations	(51,320)	(44,982)	(6,338)
Other income, net:
Interest income	2,798	3,425	(627)
Other income (expense), net	1	(8)	9
Total other income, net	2,799	3,417	(618)
Net loss	$(48,521)	$(41,565)	$(6,956)
Unrealized (loss) gain on investments, net	(124)	131	(255)
Comprehensive loss	$(48,645)	$(41,434)	$(7,211)

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
External research and development expense:
AB-101 (AlloNK)	$21,793	$16,342
Other programs	26	—
Internal research and development expense:
Personnel-related	14,399	12,723
Other	5,019	5,849
Total research and development expense	$41,237	$34,914

Research and development expenses were $41.2 million for the six months ended June 30, 2026, compared to $34.9 million for the six months ended June 30, 2025. The increase of $6.3 million was primarily due to a $5.5 million increase in external research and development expense, and a $0.8 million increase in internal research and development expense. The $5.5 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and ongoing clinical trials exploring AlloNK in autoimmune diseases. The $0.8 million increase in internal research and development expense is primarily due to a $1.6 million increase in personnel-related expenses, partially offset by a decrease of $0.8 million in other operating costs.

General and Administrative Expenses. General and administrative expenses were $10.1 million for each of the six months ended June 30, 2026 and 2025. Changes included a $0.3 million increase in personnel-related costs, offset by a $0.3 million decrease in other operational and legal costs.

Other Income, Net. Other income, net was $2.8 million for the six months ended June 30, 2026, compared to other income, net of $3.4 million for the six months ended June 30, 2025. The decrease of $0.6 million was primarily due to a decrease in interest income due to overall higher average investment balances during the six months ended June 30, 2025.

Unrealized (Loss) Gain on Investments, Net. Unrealized loss on investments was $0.1 million for the six months ended June 30, 2026, compared to an unrealized gain of $0.1 million for the six months ended June 30, 2025. The decrease between periods of $0.3 million was due to the change in fair value of investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through June 30, 2026, we have raised aggregate gross proceeds of $741.9 million to fund our operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their overallotment option, proceeds received from the May 2026 Offering, our issuance of convertible promissory notes, SAFEs, private placements of our convertible preferred stock, and funds received from collaboration arrangements. As of June 30, 2026, we had cash, cash equivalents and investments of $349.4 million, and an accumulated deficit of $379.1 million. Based on our current operating plans, we expect our existing cash, cash equivalents and investments will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2029. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

Public Offering of Common Stock

In May 2026, we completed a public offering of common stock, pursuant to which we issued and sold 23,871,526 shares of common stock at a price of $11.52 per share under a shelf registration statement. In addition, we issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 2,170,138 shares of our common stock (Pre-Funded Warrants). The purchase price of the Pre-Funded Warrants was $11.5199 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.0001 exercise price for each such Pre-Funded Warrant (see Note 8 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report). Gross proceeds from the public offering and the issuance of the Pre-Funded Warrants were $300.0 million. After giving effect to $17.3 million in costs related to the public offering and the issuance of Pre-Funded Warrants, net proceeds were $282.7 million.

At-the-Market Offering Program with Leerink Partners

In August 2025, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent or Leerink Partners), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. We will pay a commission to the Agent of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In May 2026, we suspended the ATM Offering Program, though the Sales Agreement remains in full force and effect. No shares of common stock were sold under the ATM Offering Program during the three and six months ended June 30, 2026.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2026, and 2025

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2026, and 2025 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(41,305)	$(42,824)
Investing activities	32,901	31,093
Financing activities	283,157	167
Net increase (decrease) in cash	$274,753	$(11,564)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $41.3 million, consisting primarily of our net loss incurred during the period of $48.5 million, partially offset by $4.5 million of net non-cash charges and $2.7 million of net changes in operating assets and liabilities. Net non-cash charges consisted of $3.5 million in stock-based compensation expense, $1.3 million in depreciation and amortization expense, partially offset by $0.3 million in accretion of discounts on investments. Changes in operating assets and liabilities included a $1.9 million decrease in prepaid expense and other current assets, a $1.0 million increase in accounts payable, and a $0.2 million change in other net balance sheet assets and liabilities.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026, was $32.9 million related to $40.0 million in maturities of investments, partially offset by $6.4 million in purchases of investments and $0.7 million in purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2025, was $31.1 million related to $57.3 million in maturities of investments, partially offset by $24.6 million in purchases of investments and $1.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was $283.2 million primarily related to $300.0 million in gross proceeds received from the May 2026 Offering and $0.2 million in cash received for stock option exercises and stock issued in association with our 2024 Employee Stock Purchase Plan (ESPP), partially offset by $16.8 million in issuance costs paid for the May 2026 Offering and $0.2 million in payments to taxing authorities related to net-settlement of vested RSUs.

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

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.2 million which must remain in place until the termination of the lease and is considered a non-current asset as of June 30, 2026. These obligations are further described in Note 11 to our audited financial statements appearing in the Annual Report and Note 10 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report.

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

As of June 30, 2026, we have future minimum obligations under the Company's operating leases of $11.1 million relating to leases we have recognized in the condensed balance sheets, of which $1.7 million is payable before December 31, 2026.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report). As of June 30, 2026, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the six months ended June 30, 2026 and for the year ended December 31, 2025, our net losses were $48.5 million and $83.9 million, respectively. As of June 30, 2026, we had an accumulated deficit of $379.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2026, our cash, cash equivalents and investments were $349.4 million. Based on our current cash, cash equivalents and investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2029. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Risks Related to Our Industry and Business

We will need to expand our organization, and we may experience challenges in managing this growth as we build our capabilities, which could disrupt our operations.*

As of June 30, 2026, we had 115 full-time employees. We will need to expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the OBBBA and the Inflation Reduction Act (the IRA) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to new and existing legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

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

For example, in August 2025 we entered into a Sales Agreement with Leerink Partners LLC under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the 2025 ATM Offering). In addition, in May 2026, we completed the May 2026 Offering pursuant to which we issued and sold 23,871,526 shares of our common stock and pre-funded warrants to purchase 2,170,138 shares of our common stock for aggregate gross proceeds of $300.0 million, which resulted in dilution to our then-existing stockholders. In connection with the May 2026 Offering, we suspended the 2025 ATM Offering. To the extent that we raise additional capital through other sales of equity or convertible debt securities, your ownership interest will be further diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2026, our directors and officers adopted or terminated the Rule 10b5-1 trading arrangements and/or non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K) set forth in the table below:

Type of Trading Arrangement
Name and Position	Action	Adoption / Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Fred Aslan, M.D. (Chief Executive Officer and Director)	Adoption	May 13, 2026	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	December 31, 2027
Subhashis Banerjee, M.D. (Chief Medical Officer)	Adoption	May 14, 2026	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	November 30, 2027
Christopher Horan (Chief Technical Operations Officer)	Adoption	May 13, 2026	X		Indeterminable, as number of shares to be sold is dependent on total number of shares released upon vesting	December 31, 2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Our directors and officers entered into lock-up agreements in connection with the May 2026 Offering, and they are not permitted to transfer, sell or otherwise dispose of securities under such plans during the lock-up period or pursuant to any exceptions set form in the lock-up agreements.

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of shares of restricted stock and time-vesting or performance-vesting restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable shares of restricted stock and time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

Item 6. Exhibits.

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

4.3	Form of Pre-Funded Warrant issued on May 11, 2026.				X

10.1+	Separation Agreement, dated May 18, 2026, by and between the Registrant and Thad Huston.				X

10.2+	Employment Offer Letter, dated May 18, 2026, by and between the Registrant and Diego Miralles.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With embedded Linkbase Documents Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)