Form 10-Q
period 2026-09-30
Artiva Biotherapeutics, Inc.
filed 2026-11-09
CIK 1817241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 49,432,351 shares of common stock outstanding.

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

These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our evaluation of strategic alternatives and our ability to identify and complete a strategic transaction to maximize stockholder value;
•
our cost-reduction measures, including the scope, timing and costs associated with our workforce reduction;
•
our plans to wind down our AlloNK development program, including the nature, amount and timing of the estimated charges associated with the wind down, and our plans for continuing clinical trial close-out, patient safety monitoring and reporting, scientific publication and intellectual property management activities;
•
our ability to obtain, and negotiate favorable terms of any collaboration, licensing or other arrangements that may be necessary or desirable to develop our product candidates;
•
the success, cost, timing and potential indications of any future product development activities and clinical trials;
•
the timing of any future Investigational New Drug application (IND) submissions to the United States Food and Drug Administration (FDA), if we pursue further product development of our product candidates;
•
the timing of the initiation, enrollment and completion of any future clinical trials of our product candidates, if we pursue further product development;
•
the ability to obtain regulatory approval for our manufacturing facility in San Diego, California and the cost and timing associated therewith, if we pursue further product development;
•
our ability to obtain and maintain regulatory approval of our product candidates, if we pursue further product development in any of the indications for which we plan to develop them, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•
any future research and development activities we may pursue, depending on the outcome of our strategic review;
•
our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•
the size of the markets for our product candidates, and our ability to serve those markets;
•
our ability to successfully commercialize our product candidates;
•
the rate and degree of market acceptance of our product candidates;
•
our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•
the performance of third parties supporting our close-out, storage, and other remaining activities;
•
the success of competing therapies that are or become available;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
the implementation of our business model and strategic plans for our business and operations;
•
our ability to retain key scientific or management personnel during our strategic review process and our plans for continuing clinical trial close-out, patient safety monitoring and reporting, scientific publication and intellectual property management activities, including certain of our executive officers and members of management;
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
•
We may require additional funding to satisfy our obligations or pursue future business plans, and any future product development or commercialization would require substantial additional funding. Such funding may be unavailable or may dilute our stockholders.
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
•
Although we have product candidates in our pipeline being developed by our partners, all of our internally developed product candidates are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Clinical trials are expensive, time-consuming, difficult to design and implement, and have an uncertain outcome. Further, we may encounter substantial delays in any future clinical trials.
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

•
Results of any patient who received our product candidate in an investigator initiated trial may not be representative of how the product candidate will perform in our clinical trials and may not be able to be used to establish safety or efficacy for regulatory approval.
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
•
Our workforce reduction may disrupt our operations and impair our ability to retain essential personnel, satisfy our obligations and complete our wind down and strategic review.
•
Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Part I - Financial Information

Item 1. Financial Statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$61,234	$26,701
Short-term investments	257,867	81,307
Other receivables (including related party amounts of $0 and $61, respectively)	21	67
Prepaid expenses and other current assets	7,126	4,591
Total current assets	326,248	112,666
Restricted cash	504	461
Property and equipment, net	6,168	6,618
Operating lease right-of-use assets	8,582	10,525
Financing lease right-of-use asset	164	212
Other long-term assets	1,309	458
Total assets	$342,975	$130,940
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,037	$355
Accrued expenses (including related party amounts of $35 and $0, respectively)	11,051	9,600
Current portion of operating lease liabilities	3,320	3,015
Current portion of financing lease liability	—	44
Other current liabilities	—	73
Total current liabilities	16,408	13,087
Operating lease liabilities, net of current portion	5,851	7,883
Total liabilities	22,259	20,970
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized at September 30, 2026 and December 31, 2025; 49,265,258 and 24,595,550 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5	3
Additional paid-in capital	729,849	440,413
Accumulated other comprehensive (loss) income	(1,246)	103
Accumulated deficit	(407,892)	(330,549)
Total stockholders’ equity	320,716	109,970
Total liabilities and stockholders’ equity	$342,975	$130,940

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including related party amounts of $13, $13, $40, and $63, respectively)	25,991	17,633	67,228	52,546
General and administrative	5,963	5,264	16,046	15,332
Total operating expenses	31,954	22,897	83,274	67,878
Loss from operations	(31,954)	(22,897)	(83,274)	(67,878)
Other income, net:
Interest income	3,141	1,372	5,939	4,797
Other expense	(9)	(3)	(8)	(12)
Total other income, net	3,132	1,369	5,931	4,785
Net loss	$(28,822)	$(21,528)	$(77,343)	$(63,093)
Net loss per share, basic and diluted	$(0.56)	$(0.88)	$(2.01)	$(2.59)
Weighted-average common shares outstanding, basic and diluted	51,202,741	24,481,722	38,528,624	24,401,353
Comprehensive loss:
Net loss	$(28,822)	$(21,528)	$(77,343)	$(63,093)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net	(1,225)	85	(1,349)	216
Comprehensive loss	$(30,047)	$(21,443)	$(78,692)	$(62,877)

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2025	24,595,550	$3	$440,413	$103	$(330,549)	$109,970
ESPP shares issued	64,768	—	131	—	—	131
Issuance of common stock in connection with restricted stock units, net	56,354	—	(210)	—	—	(210)
Stock-based compensation expense	—	—	1,593	—	—	1,593
Unrealized loss on investments, net	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(23,516)	(23,516)
Balance at March 31, 2026	24,716,672	$3	$441,927	$(18)	$(354,065)	$87,847
Exercise of stock options	13,310	—	67	—	—	67
ESPP shares issued	3,568	—	7	—	—	7
Public offering of common stock and issuance of pre-funded warrants, net of issuance costs	23,871,526	2	282,722	—	—	282,724
Issuance of common stock in connection with restricted stock units	187,203	—	—	—	—	—
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized loss on investments, net	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(25,005)	(25,005)
Balance at June 30, 2026	48,792,279	$5	$726,588	$(21)	$(379,070)	$347,502
Exercise of stock options	57,222	—	270	—	—	270
ESPP shares issued	82,939	—	187	—	—	187
Issuance of common stock in connection with restricted stock units	332,818	—	—	—	—	—
Stock-based compensation expense	—	—	2,804	—	—	2,804
Unrealized loss on investments, net	—	—	—	(1,225)	—	(1,225)
Net loss	—	—	—	—	(28,822)	(28,822)
Balance at September 30, 2026	49,265,258	$5	$729,849	$(1,246)	$(407,892)	$320,716

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	24,291,607	$3	$433,451	$(129)	$(246,684)	$186,641
Exercise of stock options	26,834	—	138	—	—	138
ESPP shares issued	22,164	—	134	—	—	134
Issuance of common stock in connection with restricted stock units	22,514	—	—	—	—	—
Stock-based compensation expense	—	—	2,052	—	—	2,052
Unrealized gain on investments, net	—	—	—	129	—	129
Net loss	—	—	—	—	(20,311)	(20,311)
Balance at March 31, 2025	24,363,119	$3	$435,775	$—	$(266,995)	$168,783
Issuance of common stock in connection with restricted stock units, net	30,405	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,549	—	—	1,549
Unrealized gain on investments, net	—	—	—	2	—	2
Net loss	—	—	—	—	(21,254)	(21,254)
Balance at June 30, 2025	24,393,524	$3	$437,285	$2	$(288,249)	$149,041
ESPP shares issued	54,752	—	99	—	—	99
Issuance of common stock in connection with restricted stock units, net	96,628	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	1,631	—	—	1,631
Unrealized gain on investments, net	—	—	—	85	—	85
Net loss	—	—	—	—	(21,528)	(21,528)
Balance at September 30, 2025	24,544,904	$3	$438,911	$87	$(309,777)	$129,224

See accompanying notes to condensed financial statements

ARTIVA BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Operating activities:
Net loss	$(77,343)	$(63,093)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,112	1,931
Stock-based compensation	6,262	5,232
Unrealized loss on cash equivalents	(3)	—
Accretion of discounts and amortization of premiums on investments, net	(806)	(1,589)
Changes in operating assets and liabilities:
Other receivables (including related party amounts of $61 and $(37), respectively)	46	67
Prepaid expenses and other current assets	(2,535)	(3,420)
Other long-term assets	(851)	(151)
Accounts payable (including related party amounts of $0 and $(276), respectively)	1,538	(610)
Accrued expenses (including related party amounts of $35 and $(702), respectively)	1,611	(362)
Operating lease right-of-use asset and lease liabilities, net	217	(30)
Net cash used in operating activities	(69,752)	(62,025)
Investing activities:
Purchases of property and equipment	(1,702)	(2,166)
Purchases of investments	(241,915)	(37,336)
Maturities of investments	64,814	86,873
Net cash (used in) provided by investing activities	(178,803)	47,371
Financing activities:
Proceeds from public offering of common stock and issuance of pre-funded warrants	300,000	—
Issuance costs paid in connection with public offering of common stock and issuance of pre-funded warrants	(17,276)	—
Proceeds from exercise of stock options	337	138
Proceeds from purchase of ESPP shares	325	233
Payments to taxing authorities related to net-settlement of vested restricted stock units	(210)	(143)
Payments on finance leases	(45)	(98)
Net cash provided by financing activities	283,131	130
Net increase (decrease) in cash, cash equivalents and restricted cash	34,576	(14,524)
Cash, cash equivalents and restricted cash at beginning of period	27,162	40,493
Cash, cash equivalents and restricted cash at end of period	$61,738	$25,969
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$61,234	$25,508
Restricted cash	504	461
Total cash, cash equivalents and restricted cash	$61,738	$25,969
Supplemental disclosures of noncash activities:
Reduction in operating lease liabilities and right-of-use-assets from remeasurement	$—	$546
Property and equipment purchases in accounts payable and accrued expenses	$204	$426
Right-of-use asset obtained in exchange for new operating lease liability	$—	$442

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

From its inception to September 30, 2026, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing and engaging in collaborations, performing research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting its intellectual property portfolio, and providing general and administrative support for these activities.

On October 27, 2026, the Company announced the wind-down of its AlloNK development program, which includes a plan to implement a reduction of the Company’s workforce, as the Company conducts a process to explore strategic alternatives to maximize stockholder value. The Company continues to conduct clinical, regulatory, scientific and intellectual property activities following the announcement, as described in Note 12, Subsequent Events. Refer to Note 12, Subsequent Events, to these interim condensed financial statements for further discussion of this non-recognized subsequent event.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception, has a significant accumulated deficit and expects to continue to incur net losses for the foreseeable future as it explores strategic alternatives. The Company has never generated any revenue from product sales and does not expect to generate any revenues from product sales unless and until it successfully completes development of and obtains regulatory approval for its product candidates, which will not be for several years, if ever. The Company has an accumulated deficit of $407.9 million as of September 30, 2026. During the nine months ended September 30, 2026, the Company used $69.8 million of cash for operating activities. As of September 30, 2026, the Company has $319.1 million in cash, cash equivalents and short-term investments. The Company has also announced that it is winding down the development of its AlloNK program and exploring strategic alternatives. From inception through September 30, 2026, the Company has raised aggregate gross proceeds of $742.4 million to fund operations, comprised primarily of proceeds received from the Initial Public Offering (the IPO), including proceeds from the underwriters’ partial exercise of their overallotment option, proceeds received from the May 2026 Offering, issuances of convertible promissory notes, simple agreements for future equity (SAFEs), private placements of convertible preferred stock, and funds received from collaboration arrangements.

The Company believes its existing cash, cash equivalents and short-term investments will be sufficient to fund planned operations for at least one year from the issuance of these financial statements. The Company’s future funding requirements will depend on the costs of winding down its AlloNK development program, satisfying its remaining obligations and the outcome of its strategic review. If the Company resumes development of its current or new product candidates, it will need to secure substantial additional funding to conduct research and development and regulatory activities, conduct any substantial additional development requested by the FDA, and commercialize product candidates. If the Company is unable to obtain additional funding when needed, it may be unable to pursue such activities or satisfy its remaining obligations, which could adversely affect its business prospects. The Company is exploring strategic alternatives, which may include, among other alternatives, a potential sale or licensing of its assets, including, but not limited to AlloNK or its other current product candidates, an in-license arrangement, sale of the company, business combination, merger or other strategic transaction. There can be no assurance that the Company will be able to consummate any such strategic alternative on acceptable terms or at all. There is also no assurance that the Company will be successful in obtaining additional funding, if needed, on terms acceptable to the Company, if at all.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed balance sheet as of September 30, 2026, has been derived from the financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. As all of the disclosures required by GAAP for complete financial statements are not included herein, these condensed financial statements and the notes accompanying herein should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026 (the Annual Report). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended December 31, 2025, included in the Annual Report. Since the date of those financial statements, there have been no changes to its significant accounting policies, except where noted below.

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

As of September 30, 2026, and December 31, 2025, accrued interest receivables on investments were $1.7 million and $0.7 million, respectively, and are included in prepaid expenses and other current assets in the condensed balance sheets. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the investment. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three and nine months ended September 30, 2026 and 2025.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2026, and December 31, 2025, was $0.5 million, consisting of collateral for letters of credit related to the Company’s lease agreements and funds to support the Company's cash secured credit card program, and is included in non-current assets in the condensed balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	AS OF SEPTEMBER 30, 2026	AS OF SEPTEMBER 30, 2025
Restricted stock units	4,470,209	1,343,492
Options to purchase common stock	2,767,926	2,319,961
Total	7,238,135	3,663,453

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on the Company's financial statements and disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates their respective levels within the fair value hierarchy (in thousands):

		AS OF SEPTEMBER 30, 2026
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$43,130	$43,130	$—	$—
Commercial paper	Cash and cash equivalents	10,469	—	10,469	—
Commercial paper	Short-term investments	106,700	—	106,700	—
Government and government agency bonds	Short-term investments	64,862	—	64,862	—
Corporate debt obligations	Short-term investments	86,305	—	86,305	—
Total assets		$311,466	$43,130	$268,336	$—

		AS OF DECEMBER 31, 2025
	CLASSIFICATION	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	Cash and cash equivalents	$24,209	$24,209	$—	$—
Commercial paper	Short-term investments	15,918	—	15,918	—
Government and government agency bonds	Short-term investments	43,407	—	43,407	—
Corporate debt obligations	Short-term investments	21,982	—	21,982	—
Total assets		$105,516	$24,209	$81,307	$—

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	AS OF SEPTEMBER 30, 2026
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$50,765	$—	$—	$50,765
Commercial paper	Cash and cash equivalents	Less than three months	10,472	—	(3)	10,469
Commercial paper	Short-term investments	1 year or less	106,954	—	(254)	106,700
Government and government agency bonds	Short-term investments	1 year or less	4,000	—	—	4,000
Corporate debt obligations	Short-term investments	1 year or less	25,201	—	(78)	25,123
Government and government agency bonds	Short-term investments	Greater than 1 year	61,339	—	(477)	60,862
Corporate debt obligations	Short-term investments	Greater than 1 year	61,616	—	(434)	61,182
Total cash, cash equivalents and short-term investments			$320,347	$—	$(1,246)	$319,101

	AS OF DECEMBER 31, 2025
	CLASSIFICATION	MATURITY	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR MARKET VALUE
Cash and money market funds	Cash and cash equivalents	Less than three months	$26,701	$—	$—	$26,701
Commercial paper	Short-term investments	1 year or less	15,916	5	(3)	15,918
Government and government agency bonds	Short-term investments	1 year or less	43,334	73	—	43,407
Corporate debt obligations	Short-term investments	1 year or less	19,938	29	—	19,967
Corporate debt obligations	Short-term investments	Greater than 1 year	2,016	1	(2)	2,015
Total cash, cash equivalents and short-term investments			$107,905	$108	$(5)	$108,008

At September 30, 2026, the Company had 34 securities with contractual maturities of one year or less and 43 securities with a contractual maturity greater than one year in an unrealized loss position, all of which have been in an unrealized loss position for less than 12 months. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. As of September 30, 2026, no allowance for credit losses was recorded.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Lab equipment	$13,975	$12,500
Furniture and fixtures	958	958
Computers and software	787	750
Leasehold improvements	960	867
	16,680	15,075
Less accumulated depreciation	(10,512)	(8,457)
Total property and equipment, net	$6,168	$6,618

The Company recognized $0.7 million and $2.1 million in depreciation expense for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.9 million in depreciation expense for the three and nine months ended September 30, 2025, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Accrued research and development expenses	$1,957	$858
Accrued payroll and other employee benefits	7,036	7,569
Accrued purchases	325	149
Other accrued expenses	1,733	1,024
Total accrued expenses	$11,051	$9,600

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

For each product candidate determined by the JSC to be an option candidate, the Company has an exclusive option under the Core Agreement to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize such candidate in the Artiva Territory for any therapeutic, prophylactic or diagnostic uses in humans, on economic terms to be determined in good faith by the parties. GC Cell retains exclusive rights to the licensed technology in Asia, Australia, and New Zealand, though the Company has the right to request, and GC Cell has agreed to consider in good faith, inclusion of Australia, New Zealand, and/or specific countries in Asia in the Artiva Territory on a product-by-product basis. If the Company elects not to exercise the option with respect to a particular option candidate, GC Cell retains the right to continue development of such candidate. As of September 30, 2026, the Company has exercised its rights to license four option candidates, AB-101 (AlloNK), AB-201, AB-202, and AB-205, as described below.

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

Under the Core Agreement, the Company is obligated to pay a low single-digit percentage royalty on net sales of any licensed products, the manufacture, use or sale of which is claimed by or uses certain core GC Cell intellectual property (Core IP). The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company also has the exclusive option to extend its license to the Core IP to be worldwide with respect to products originated from the Company in exchange for a specified increase in the applicable royalty. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of September 30, 2026, the Company has not recognized any net sales royalties under the Core Agreement.

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

Under the AB-101 Agreement, the Company is obligated to pay tiered royalties in the low-mid to high single-digit percentage range on annual net sales of any licensed AB-101 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-101 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company is also obligated to make milestone payments to GC Cell of: (1) up to $22.0 million upon the first achievement of certain development milestones; and (2) up to $55.0 million upon the first achievement of certain sales milestones. GC Cell is also obligated to pay the Company a royalty at a rate equal to 50% of the royalty payable by the Company for such product in the Artiva Territory on net sales outside the Artiva Territory of any licensed AB-101 product, the manufacture, use or sale of which is claimed by or uses any jointly owned intellectual property. As of September 30, 2026, the Company has not recognized any net sales royalties or milestones under the AB-101 Agreement.

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

In September 2023, the Company entered into an amendment to the AB-201 Agreement (the Amended AB-201 Agreement). This amendment granted back to GC Cell an exclusive, royalty and milestone bearing license to all information and patents controlled by the Company that relate specifically to the research, development, manufacture and use of AB-201, to be used outside of the Artiva Territory. Under the Amended AB-201 Agreement, the Company will receive tiered royalties in the low single-digit percentage range on annual GC Cell net sales of AB-201 outside of the Artiva Territory. The royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of AB-201 outside of the Artiva Territory and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. The Company will also receive milestone payments upon achievement of certain development milestones, totaling $1.8 million. In December 2023, GC Cell achieved the first regulatory milestone under the Amended AB-201 Agreement for first IND acceptance for AB-201 outside the Artiva Territory. In May 2026, the first patient was dosed in an investigator-initiated Phase 1 dose-escalation study of AB-201 in patients with advanced HER2-positive gastric or gastroesophageal junction cancer in South Korea.

The Company did not recognize any license and development support-related revenue during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, and December 31, 2025, there were no accounts receivable related to the Amended AB-201 Agreement.

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

Under the AB-205 Agreement, the Company is also obligated to pay tiered royalties in the mid to high single-digit percentage range on annual net sales of any licensed AB-205 products. The royalty rate is subject to reduction under certain scenarios, and royalties are payable on a product-by-product and country-by-country basis, beginning with the first commercial sale of a licensed AB-205 product and continuing until the later of: (i) expiration of the last-to-expire claim of the licensed patents and jointly owned patents in the country of sale; (ii) expiration of any regulatory exclusivity for a licensed product in that country; and (iii) the tenth anniversary of the first commercial sale of a licensed product in that country. Upon election by the Company to proceed with clinical development of AB-205 (prior to which the Company may not make, use or sell AB-205 for clinical development purposes), the Company is obligated to pay a one-time payment of $2.5 million to GC Cell. Thereafter, the Company is also obligated to make milestone payments to GC Cell of: (i) up to $29.5 million upon the first achievement of certain development milestones, excluding any payments for the Development Cost Share as defined in the AB-205 Agreement; and (ii) up to $28.0 million upon the first achievement of certain sales milestones. As of September 30, 2026, the Company has not recognized any net sales royalties or milestones under the AB-205 Agreement.

In connection with the AB-205 Agreement, the Company did not recognize any expense reimbursements for development costs invoiced to GC Cell for the three and nine months ended September 30, 2026 and 2025. The Company did not receive any payments from GC Cell during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the Company had no receivables from GC Cell recorded in the condensed balance sheets in relation to the AB-205 Agreement.

Research Services Agreement with GC Cell

As contemplated by the Core Agreement, in August 2020 the Company entered into the GC Cell Research Services Agreement (the Research Services Agreement), as amended in February 2022, under which GC Cell agreed to provide research services in support of the research and development of one or more of the products the Company has licensed from GC Cell.

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

As of September 30, 2026, there were 2,170,138 Pre-Funded Warrants outstanding.

At-the-Market Offering Program

In August 2025, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. In August 2026, the Company entered into an amended and restated sales agreement with the Agent, increasing the aggregate offering price allowable under the Sales Agreement to $100,000,000. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the three and nine months ended September 30, 2026.

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for future issuance consisted of the following:

	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Common stock options granted and outstanding	2,767,926	943,092
Restricted stock units granted and outstanding	4,470,209	2,641,007
Pre-Funded Warrants issued and outstanding	2,170,138	—
Shares available for issuance under the 2024 equity incentive plan	5,600,075	3,079,468
Shares available for issuance under the 2025 inducement plan	45,200	—
Shares available for issuance under the ESPP	472,680	378,000
Shares available for issuance under the Pledge 1% commitment	84,556	84,556
Total common stock reserved for future issuance	15,610,784	7,126,123

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

In July 2024, in connection with the closing of the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the 2024 Plan), a successor to and continuation of the 2020 Plan. Upon the effectiveness of the 2024 Plan, 4,572,025 shares of common stock were authorized for issuance which consists of (1) 2,630,000 new shares of common stock, (2) 115,436 shares available for issuance under the 2020 Plan, and (3) up to 1,826,589 shares of common stock subject to outstanding stock awards granted under the 2020 Plan that, on or after the 2024 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. Furthermore, as of the effectiveness of the 2024 Plan, no further grants can be made under the 2020 Plan, and the 2020 Plan will automatically terminate on June 23, 2030. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5.0% of the outstanding number of shares of common stock on the immediately preceding December 31st. On January 1, 2025, 1,214,580 shares were added to the 2024 Plan reserve. On June 24, 2025, the Company's stockholders approved an amendment to the 2024 Plan to increase the 2024 Plan reserve by an additional 1,214,580 shares. On January 1, 2026, 1,229,777 shares were added to the 2024 Plan reserve. On September 8, 2026, the Company's stockholders approved an amendment to the 2024 Plan to increase the 2024 Plan reserve by an additional 5,097,095 shares.

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

In December 2025, the Company's board of directors adopted and approved the Company’s 2025 Inducement Plan to reserve 600,000 shares of our common stock to be used for grants of equity-based awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company. The 2025 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based cash and stock awards, and other stock-based awards. The terms and conditions of the 2025 Inducement Plan are substantially similar to the Company’s stockholder-approved 2024 Plan.

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

As a result of the Exchange Program, 1,363,777 vested and unvested options were cancelled on December 12, 2025 and 1,363,777 new RSUs were granted on the same day. The total incremental fair value to be recognized as a result of the Exchange Program is $2.7 million and will be recognized over the vesting period of the underlying awards. The expense is included within the respective line item on the statement of operations and comprehensive loss corresponding to the activity of the related employee. During the three and nine months ended September 30, 2026, the Company recorded $0.7 million and $1.7 million of stock-based compensation expense in relation to the Exchange Program, respectively.

A summary of the Company’s stock option activity under the 2020 Plan, 2024 Plan, and 2025 Inducement Plan is as follows:

	TOTAL OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2025	943,092	$6.17	8.0	$412
Granted	2,058,296	10.19	—	—
Exercised	(70,532)	4.78	—	—
Cancelled	(162,930)	11.71	—	—
Outstanding at September 30, 2026	2,767,926	$8.87	9.2	$1,897
Exercisable as of September 30, 2026	634,298	$5.08	7.1	$1,548

The Company recorded stock-based compensation expense related to employee and non-employee options in the amounts of $0.5 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $3.2 million for the three and nine months ended September 30, 2025, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2026 and 2025, was $7.71 and $2.57 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $0.2 million and zero, respectively. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of September 30, 2026, the unrecognized compensation cost related to outstanding employee and non-employee options was $15.7 million and is expected to be recognized as expense over a weighted-average period of 3.6 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock option grants issued for the nine months ended September 30, 2026 and 2025, were as follows:

NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Stock price	$4.15 - $10.88	$1.61 - $10.67
Risk-free rate of interest	3.7% - 4.9%	3.9% - 4.5%
Expected term (years)	5.4 - 6.1	5.4 - 6.1
Expected stock price volatility	87.7% - 93.8%	88.2% - 90.3%
Expected dividend yield	—	—

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

An aggregate of 212,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, and 424,000 shares of common stock. On January 1, 2025, 242,916 shares were added to the ESPP reserve. On January 1, 2026, 245,955 shares were added to the ESPP reserve. There were 82,939 and 151,275 shares issued under the ESPP during the three and nine months ended September 30, 2026, respectively, and 54,752 and 76,916 shares issued under the ESPP during the three and nine months ended September 30, 2025, respectively.

The ESPP is considered a compensatory plan. The Company recorded related stock-based compensation in the amounts of $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. The assumptions used to estimate the fair value of ESPP awards using the Black-Scholes option valuation model were as follows:

NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Stock price	$2.38 - $9.04	$2.38 - $11.91
Risk-free rate of interest	3.6% - 4.3%	3.9% - 5.2%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	84.2% - 93.1%	84.4% - 93.1%
Expected dividend yield	—	—

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

A summary of the Company’s RSU activity under the 2020 Plan, 2024 Plan, and 2025 Inducement Plan is as follows:

	NUMBER OF STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE

Unvested balance at January 1, 2026	2,641,007	$5.31
Granted	2,960,742	7.22
Vested	(955,670)	4.25
Forfeited	(495,043)	6.27
Unvested balance at September 30, 2026	4,151,036	$6.80

The Company recorded stock-based compensation expense related to RSUs in the amounts of $2.2 million and $4.9 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the unrecognized compensation cost related to outstanding RSUs was $26.8 million and is expected to be recognized as expense over a weighted-average period of 3.1 years. The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $9.7 million and $0.5 million, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense by condensed financial statement line item in the Company’s statements of operations and comprehensive loss (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Research and development	$1,407	$750	$2,872	$2,456
General and administrative	1,397	881	3,390	2,776
Total	$2,804	$1,631	$6,262	$5,232

9. Related Party Transactions

Relationship with GC Cell and GC Corp

GC Cell and GC Corp, subsidiaries of Green Cross Corp, are stockholders of the Company and are represented on the Company’s board of directors.

The Company entered into license agreements in November 2019, October 2020, March 2021, and December 2022 (collectively, the License Agreements) with GC Cell (see Note 7). In August 2020, the Company entered into the Research Services Agreement with GC Cell in which GC Cell is to provide mutually agreed research services in support of the research and development of one or more of the selected products that the Company has licensed from GC Cell under the License Agreements. The Company did not incur any research and development expense in connection with the agreements for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the GC Cell License Agreements and Research Services Agreement.

In September 2023, the Company and GC Cell amended the AB-201 Agreement (see Note 7). The Company did not recognize any license and development support-related revenue for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, and December 31, 2025, total accounts receivable related to the Amended AB-201 Agreement was zero.

Under the AB-205 Agreement, GC Cell agreed to reimburse the Company for direct costs incurred on behalf of GC Cell in accordance with the Development Plan under the AB-205 Agreement, provided that such reimbursed costs are deemed to form part of the direct costs incurred and paid by GC Cell (see Note 7). There were no reimbursements for development costs invoiced to GC Cell in connection with the AB-205 Agreement during the three and nine months ended September 30, 2026 and 2025. The Company did not receive any payments from GC Cell during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, and December 31, 2025, the Company had no receivables from GC Cell recorded in the condensed balance sheets.

In March 2020, the Company entered into the Manufacturing Agreement with GC Cell, where GC Cell is to perform manufacturing services with respect to any biological or chemical product manufactured or to be manufactured for use in Phase 1 or Phase 2 clinical trials. The Company amended the Manufacturing Agreement in June 2020 to include the Company’s right to terminate the agreement at will. In connection with the agreement, the Company incurred approximately $13 thousand and $40 thousand in research and development expenses for the three and nine months ended September 30, 2026, respectively, and approximately $13 thousand and $42 thousand for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, and December 31, 2025, the Company had approximately $35 thousand and zero, respectively, of accounts payable and accrued expenses in connection with the Manufacturing Agreement recorded in the condensed balance sheets.

Relationship with RA Capital

RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A (the RA Capital Funds) are stockholders of the Company and a member of the Company’s board of directors is affiliated with the RA Capital Funds.

In June 2024, the Company entered into a services agreement (the Blackbird Services Agreement) with Blackbird Clinical, Inc. (Blackbird), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Blackbird Services Agreement, Blackbird provided consulting services in connection with the Company's clinical trials, including study strategy, clinical operations and patient operations. The agreement commenced on June 1, 2024 and was in effect until June 1, 2025. The Company did not incur any research and development expenses in connection with the consulting services from Blackbird for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the Blackbird Services Agreement recorded in the condensed balance sheets.

In November 2024, the Company entered into a services agreement (the Carnot Services Agreement) with Carnot Pharma, LLC (Carnot), an entity controlled by RA Capital Management, L.P. RA Capital Management, L.P. is the investment manager for the RA Capital Funds. Under the terms of the Carnot Services Agreement, Carnot provided consulting services in connection with the Company's clinical trials, including clinical operations and patient advocacy in support of the Company’s AlloNK autoimmune programs. The agreement commenced on November 1, 2024 and was in effect until December 31, 2025. The Company did not incur any research and development expenses in connection with the consulting services from Carnot for the three and nine months ended September 30, 2026. The Company incurred approximately zero and $31 thousand in research and development expenses in connection with consulting services from Carnot for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, and December 31, 2025, the Company had no accounts payable and accrued expenses in connection with the Carnot Services Agreement recorded in the condensed balance sheets.

10. Commitments and Contingencies

Operating Leases

The following table presents operating rent expense and related short-term lease costs (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Rent expense	$837	$1,008	$2,523	$3,046
Variable lease expense	431	552	1,132	1,587
Rent expense related to short-term leases	12	157	49	494

Future minimum annual obligations under the Company’s operating leases with terms in excess of one year are as follows (in thousands):

PERIOD ENDED SEPTEMBER 30,
2026 (remaining)	847
2027	3,497
2028	3,603
2029	2,284
Total minimum lease payments	10,231
Less: amount representing interest	(1,060)
Present value of operating lease liabilities	9,171
Less: operating lease liabilities, current	(3,320)
Operating lease liabilities, net of current portion	$5,851

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on an average discount rate, which was as follows:

	AS OF
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Weighted-average remaining lease term	2.9 years	3.6 years
Weighted-average discount rate	8.0%	8.0%

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

The Company did not recognize any sublease income for the three and nine months ended September 30, 2026. The Company recognized sublease income of $0.2 million and $0.6 million for the three and nine months ended September 30, 2025.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Segment expenses:
AB-101 (AlloNK)	13,631	8,122	35,424	24,468
Other programs(a)	13	13	40	9
Personnel-related	13,551	10,244	34,776	29,449
Other(b)	4,759	4,518	13,034	13,952
Other income, net	3,132	1,369	5,931	4,785
Net loss	$(28,822)	$(21,528)	$(77,343)	$(63,093)

(a)
Other programs primarily include costs associated with AB-201.

(b)
Other primarily includes consultant, depreciation, rent, common area maintenance, lab supplies, legal, and insurance expenses.

12. Subsequent Events

For the purposes of the condensed financial statements as of September 30, 2026, and the three and nine months then ended, the Company has evaluated the subsequent events through November 9, 2026, the date the condensed financial statements were issued.

On October 22, 2026, the Company's board of directors approved the discontinuation of the Company's development of AlloNK, as the Company conducts a process to explore strategic alternatives to maximize stockholder value, which includes a plan to implement a reduction of the Company's workforce by approximately 94% of the Company's then-current employee base (the Wind Down). The Company publicly announced this plan on October 27, 2026.

Following the announcement, the Company continues to conduct clinical trial close-out, patient safety monitoring and reporting, preparation of safety findings for potential scientific publication, and management of its in-licensed intellectual property portfolio. The Company is retaining personnel to carry out these activities and support its evaluation of strategic alternatives.

The Company estimates that it will incur between $10 million and $15 million in contract termination and other costs related to the discontinuation and orderly close-out of its AlloNK clinical trials, and between $17 million and $20 million in costs related to the workforce reduction, including severance, benefits, payroll taxes and other termination costs. The Company expects to complete the workforce reduction in the first quarter of 2027 and to incur a significant majority of the costs related to the Wind Down in the fourth quarter of 2026. In addition, the Company expects to incur impairment charges, losses on disposals of assets, contract termination costs and other incremental expenses as a result of the strategic process and the amount of such charges and costs could be material to the Company's results of operations and financial condition. The exact amounts and timing of recognition of such charges and costs is not yet known.

The estimated costs of the Wind Down, as well as the estimated timing of the related costs, are subject to a number of assumptions, and actual results may differ materially. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Wind Down.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 10, 2026 (Annual Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A.

Overview

We are a clinical-stage biotechnology company focused on developing off-the-shelf, allogeneic, natural killer (NK) cell-based therapies for patients suffering from debilitating autoimmune diseases. Our product candidates are derived from donor cells (allogeneic) rather than a patient’s own cells (autologous) and are pre-manufactured, stored frozen and ready to ship to a patient’s treatment location, making them what we believe to be “off-the-shelf.” Our former lead product candidate, AlloNK, is a non-genetically modified, cryopreserved NK cell therapy that, before the discontinuation of our AlloNK program, was being evaluated in combination with B-cell targeted monoclonal antibodies (mAbs) in three clinical trials for the treatment of B-cell driven autoimmune diseases, including a Phase 1 trial in lupus nephritis, a Phase 2a basket trial in multiple autoimmune indications including rheumatoid arthritis (RA) and Sjögren’s disease (SjD) and a basket investigator-initiated trial (IIT) in B-cell driven autoimmune indications. In October 2026, we announced the discontinuation of development of our AlloNK program.

Recent Developments

On October 22, 2026, our board of directors approved the discontinuation of our development of AlloNK, as we conduct a process to explore strategic alternatives to maximize stockholder value, which includes a plan to implement a reduction of our workforce by approximately 94% of our then-current employee base (the Wind Down). We publicly announced this plan on October 27, 2026.

Following the discontinuation of AlloNK development, we continue to conduct clinical, regulatory, scientific and intellectual property activities, including orderly clinical trial close-out in coordination with the FDA, investigators and institutional review boards, continued patient safety monitoring and reporting, preparation of safety findings for potential scientific publication, and active management of our in-licensed intellectual property portfolio. We are retaining personnel to carry out these activities and support our evaluation of strategic alternatives.

We estimate that we will incur between $10 million and $15 million in contract termination and other costs related to the discontinuation and orderly close-out of our AlloNK clinical trials, and between $17 million and $20 million in costs related to our workforce reduction, including severance, benefits, payroll taxes and other termination costs. We expect to complete the workforce reduction in the first quarter of 2027 and to incur a significant majority of the costs related to the Wind Down in the fourth quarter of 2026. In addition, we expect to incur impairment charges, losses on disposals of assets, contract termination costs and other incremental expenses as a result of the strategic process and the amount of such charges and costs could be material to our results of operations and financial condition. The exact amounts and timing of recognition of such charges and costs is not yet known.

The estimated costs of the Wind Down, as well as the estimated timing of the related costs, are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Wind Down.

Financial Overview

We commenced our operations in 2019 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, establishing and engaging in collaborations, conducting research and development, advancing and scaling up product candidate manufacturing, establishing cold chain delivery logistics, establishing and protecting our intellectual property portfolio and providing general and administrative support for these activities. From our inception through September 30, 2026, we have raised aggregate gross proceeds of $8.0 million from the issuance and sale of convertible promissory notes, $70.0 million from our Series A convertible preferred stock financings, $120.0 million from our Series B convertible preferred stock financing and $24.4 million from our SAFEs. Additionally, in July 2024, we closed on our IPO, in which we issued and sold 13,920,000 shares of common stock at a public offering price of $12.00 per share (the IPO Price). We also sold an additional 1,000,000 shares of common stock upon the partial exercise of the underwriters’ purchase option. The aggregate net proceeds of the IPO, inclusive of the partial exercise of the underwriters’ purchase option and after deducting underwriting discounts, commissions, and offering expenses, was $162.3 million. In May 2026, we closed on our May 2026 Offering, in which we issued and sold 23,871,526 shares of common stock at a price of $11.52 per share and pre-funded warrants, in lieu of common stock to certain investors, to purchase 2,170,138 shares of common stock at a price of $11.5199 per pre-funded warrant. The net proceeds of the May 2026 Offering, after deducting underwriting discounts, commissions, and offering expenses, was $282.7 million.

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

We have incurred a net loss of $77.3 million and $63.1 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $407.9 million, cash, cash equivalents and short-term investments of $319.1 million. We expect to continue to incur losses for the foreseeable future as we wind down our AlloNK development program, evaluate strategic alternatives and satisfy our remaining obligations, including the costs of operating as a public company. Our future capital requirements will depend on the costs and timing of these activities and the outcome of our strategic review. If additional funding is needed, we may seek public or private equity or debt financings or other capital sources, including sales of shares of common stock under the Sales Agreement (as defined below) entered into with Leerink Partners LLC in August 2025, as amended, our current or any future collaborations or other strategic arrangements with third parties. Such funding or arrangements may not be available when needed or on favorable terms, or at all. Equity or convertible debt financings could dilute our stockholders, and the terms may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt or equity financing may also involve covenants restricting our activities. Collaboration, licensing or other strategic arrangements may require us to relinquish rights to intellectual property, future revenue streams, research programs or product candidates on unfavorable terms. If we cannot obtain funding or complete strategic arrangements when needed, we may be unable to implement our future business plans or satisfy our remaining obligations.

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
•
expenses incurred in connection with conducting clinical trials including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations (CROs), other vendors or central laboratories and service providers engaged to conduct our trials;
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

Research and development activities were central to our business model prior to our decision to wind down our AlloNK development program in October 2026. We generally expect that our research and development expenses will decrease significantly as we wind down our AlloNK development program. Discontinuation of AlloNK development does not eliminate our continuing clinical trial close-out, patient safety monitoring and reporting, preparation of safety findings for scientific publication, and intellectual property management activities described under “Recent Developments” above. We expect to incur contract termination and other costs related to the discontinuation and orderly close-out of our AlloNK clinical trials. We expect to incur a significant majority of the costs related to the Wind Down in the fourth quarter of 2026. These estimated costs and their timing are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Wind Down and our review of strategic alternatives, which could be material to our results of operations and financial condition.

General and Administrative

General and administrative expenses consist of personnel-related expenses, including salaries and related benefits, travel and stock-based compensation expenses for personnel engaged in executive, finance and other administrative functions. Other significant costs include facilities-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. Additionally, costs include audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company. We generally expect that our general and administrative expenses will decrease significantly as we wind down our AlloNK development program, including through implementation of our workforce reduction, which was approved in October 2026 and is expected to be completed in the first quarter of 2027. However, we expect to incur costs related to the workforce reduction, including severance, benefits, payroll taxes and other termination costs, as described under “Recent Developments” above. We expect to incur a significant majority of the costs related to the Wind Down in the fourth quarter of 2026. These estimated costs and their timing are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Wind Down and our review of strategic alternatives, which could be material to our results of operations and financial condition.

Interest Income

Interest income consists of interest on our money market funds and investments.

Other Expense

Other expense consists primarily of interest expense and realized losses on foreign exchange transactions.

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

Provision for income taxes consists of U.S. federal and state income taxes in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss (NOL) carryforwards and tax credits will not be realized. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets at September 30, 2026 and December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. The OBBBA includes corporate provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modify the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the year ended December 31, 2025, resulting in no impact to our fiscal year 2025 effective tax rate and net deferred tax assets as we maintain a full valuation allowance.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	25,991	17,633	8,358
General and administrative	5,963	5,264	699
Total operating expenses	31,954	22,897	9,057
Loss from operations	(31,954)	(22,897)	(9,057)
Other income, net:
Interest income	3,141	1,372	1,769
Other expense	(9)	(3)	(6)
Total other income, net	3,132	1,369	1,763
Net loss	$(28,822)	$(21,528)	$(7,294)
Unrealized (loss) gain on investments, net	(1,225)	85	(1,310)
Comprehensive loss	$(30,047)	$(21,443)	$(8,604)

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025
External research and development expense:
AB-101 (AlloNK)	$13,631	$8,122
Other programs	13	13
Internal research and development expense:
Personnel-related	9,612	7,028
Other	2,735	2,470
Total research and development expense	$25,991	$17,633

Research and development expenses were $26.0 million for the three months ended September 30, 2026, compared to $17.6 million for the three months ended September 30, 2025. The increase of $8.4 million was primarily due to a $5.5 million increase in external research and development expense, and a $2.8 million increase in internal research and development expense. The $5.5 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and clinical trials exploring AlloNK in autoimmune diseases. The $2.8 million increase in internal research and development expense is primarily due to a $2.6 million increase in personnel-related expenses due to increased headcount, plus $0.2 million in other operating costs.

General and Administrative Expenses. General and administrative expenses were $6.0 million for the three months ended September 30, 2026, compared to $5.3 million for the three months ended September 30, 2025. The increase of $0.7 million was primarily due to personnel-related costs from increased headcount, which consisted of increases of $0.5 million in non-cash stock-based compensation and $0.2 million in administrative personnel expenses.

Other Income, Net. Other income, net was $3.1 million for the three months ended September 30, 2026, compared to other income, net of $1.4 million for the three months ended September 30, 2025. The increase of $1.8 million was primarily due to an increase in interest income due to higher money market and investment balances in the third quarter of 2026 from the May 2026 Offering.

Unrealized (Loss) Gain on Investments, Net. Unrealized loss on investments was $1.2 million for the three months ended September 30, 2026, compared to an unrealized gain of $0.1 million for the three months ended September 30, 2025. The decrease between periods of $1.3 million was due to the change in fair value of investments.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	CHANGE
Operating expenses:
Research and development	67,228	52,546	14,682
General and administrative	16,046	15,332	714
Total operating expenses	83,274	67,878	15,396
Loss from operations	(83,274)	(67,878)	(15,396)
Other income, net:
Interest income	5,939	4,797	1,142
Other expense	(8)	(12)	4
Total other income, net	5,931	4,785	1,146
Net loss	$(77,343)	$(63,093)	$(14,250)
Unrealized (loss) gain on investments, net	(1,349)	216	(1,565)
Comprehensive loss	$(78,692)	$(62,877)	$(15,815)

Research and Development Expenses. We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
External research and development expense:
AB-101 (AlloNK)	$35,424	$24,468
Other programs	40	9
Internal research and development expense:
Personnel-related	24,011	19,751
Other	7,753	8,318
Total research and development expense	$67,228	$52,546

Research and development expenses were $67.2 million for the nine months ended September 30, 2026, compared to $52.5 million for the nine months ended September 30, 2025. The increase of $14.7 million was primarily due to a $11.0 million increase in external research and development expense, and a $3.7 million increase in internal research and development expense. The $11.0 million increase in external research and development expense is primarily due to an increase in AlloNK costs related to product candidate development and clinical trials exploring AlloNK in autoimmune diseases. The $3.7 million increase in internal research and development expense is primarily due to a $4.3 million increase in personnel-related expenses, partially offset by a decrease of $0.6 million in other operating costs.

General and Administrative Expenses. General and administrative expenses were $16.0 million for the nine months ended September 30, 2026, compared to $15.3 million for the nine months ended September 30, 2025. The increase of $0.7 million was primarily comprised of a $1.1 million increase in personnel-related costs due to increased headcount, including a $0.6 million increase in non-cash stock-based compensation and a $0.5 million increase in administrative personnel expenses, partially offset by a $0.4 million decrease in legal costs.

Other Income, Net. Other income, net was $5.9 million for the nine months ended September 30, 2026, compared to other income, net of $4.8 million for the nine months ended September 30, 2025. The increase of $1.1 million was primarily due to an increase in interest income due to higher money market and investment balances in 2026 from the May 2026 Offering.

Unrealized (Loss) Gain on Investments, Net. Unrealized loss on investments was $1.3 million for the nine months ended September 30, 2026, compared to an unrealized gain of $0.2 million for the nine months ended September 30, 2025. The decrease between periods of $1.6 million was due to the change in fair value of investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. From our inception through September 30, 2026, we have raised aggregate gross proceeds of $742.4 million to fund our operations, comprised primarily of proceeds received from the IPO, including proceeds from the underwriters’ partial exercise of their overallotment option, proceeds received from the May 2026 Offering, our issuance of convertible promissory notes, SAFEs, private placements of our convertible preferred stock, and funds received from collaboration arrangements. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $319.1 million, and an accumulated deficit of $407.9 million. Based on our current operating plans, we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least 12 months following the filing of this Quarterly Report on Form 10-Q. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

We expect our ongoing operating expenses to decrease substantially in connection with the wind down of our AlloNK development program. However, we expect to incur the Wind Down costs described under “Recent Developments” above, with a significant majority of those costs expected to be incurred in the fourth quarter of 2026. These estimated costs and their timing are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated in connection with the Wind Down and substantial additional expenses and other charges as we conduct our strategic alternatives review and evaluate and seek to consummate strategic transactions to maximize stockholder value.

If we are successful in consummating a strategic transaction that enables us to continue to develop our current or new product candidates, we will require substantial additional funding to expand our operations, hire additional personnel, initiate and successfully complete preclinical studies and clinical trials, obtain marketing approval and generate revenue from sales of our product candidates, if approved, and protect our intellectual property. We would expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Because of the uncertain outcome of our strategic review process and the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of our future expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

If, for any reason, we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding on a timely basis and/or complete a strategic transaction, we may be required to further revise our business plan and strategy or cease operations. This may limit the strategic options available to us. As a result, our business, financial condition, and results of operations could be materially affected.

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

At-the-Market Offering Program with Leerink Partners

In August 2025, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (the Agent or Leerink Partners), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the ATM Offering Program) through the Agent. In August 2026, we entered into an amended and restated sales agreement with the Agent, increasing the aggregate offering price allowable under the Sales Agreement to $100,000,000. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. We will pay a commission to the Agent of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. No shares of common stock were sold under the ATM Offering Program during the three and nine months ended September 30, 2026.

Future Funding Requirements

We expect our ongoing operating expenses to decrease substantially in connection with the wind down of our AlloNK development program. However, we expect to incur the Wind Down costs described under “Recent Developments” above, with a significant majority of those costs expected to be incurred in the fourth quarter of 2026. These estimated costs and their timing are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated in connection with the Wind Down and substantial additional expenses and other charges as we conduct our strategic alternatives review and evaluate and seek to consummate strategic transactions to maximize stockholder value. We will also continue to incur costs associated with our remaining contractual and regulatory obligations and operating as a public company. Our need for additional funding will depend on these costs and the outcome of our strategic review. Any resumption of development or commercialization activities would require substantial additional funding.

If we are successful in consummating a strategic transaction that enables us to develop our current or new product candidates, we will require substantial additional funding to expand our operations, hire additional personnel, initiate and successfully complete nonclinical studies and clinical trials, obtain marketing approval and generate revenue from sales of our product candidates, if approved, and protect our intellectual property. We would expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include strategic collaborations and other strategic arrangements with third parties. Because of the uncertain outcome of our strategic process and the numerous risks associated with product development, we cannot predict the timing or amount of our future expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all.

If, for any reason, we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding on a timely basis and/or complete a strategic transaction, we may be required to further revise our business plan and strategy or cease operations. This may limit the strategic options available to us. As a result, our business, financial condition, and results of operations could be materially affected.

Cash Flow

Comparison of the Nine Months Ended September 30, 2026, and 2025

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2026, and 2025 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(69,752)	$(62,025)
Investing activities	(178,803)	47,371
Financing activities	283,131	130
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,576	$(14,524)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $69.8 million, consisting primarily of our net loss incurred during the period of $77.3 million, partially offset by $7.5 million of net non-cash charges. Net non-cash charges consisted of $6.3 million in stock-based compensation expense, $2.1 million in depreciation and amortization expense, partially offset by $0.8 million in accretion of discounts on investments. Changes in operating assets and liabilities included a $2.5 million increase in prepaid expense and other current assets, a $1.5 million increase in accounts payable, a $1.6 million increase in accrued expenses, and a $0.6 million change in other net balance sheet assets and liabilities.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026, was $178.8 million, primarily due to $241.9 million in purchases of investments and $1.7 million in purchases of property and equipment, partially offset by $64.8 million in maturities of investments.

Net cash provided by investing activities for the nine months ended September 30, 2025, was $47.4 million related to $86.9 million in maturities of investments, partially offset by $37.3 million in purchases of investments and $2.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026, was $283.1 million primarily related to $300.0 million in gross proceeds received from the May 2026 Offering and $0.7 million in cash received for stock option exercises and stock issued in association with our 2024 Employee Stock Purchase Plan (ESPP), partially offset by $17.3 million in issuance costs paid for the May 2026 Offering and $0.2 million in payments to taxing authorities related to net-settlement of vested RSUs.

Net cash provided by financing activities for the nine months ended September 30, 2025, was $0.1 million primarily related to $0.4 million in cash received from stock option exercises and stock issued in association with our 2024 Employee Stock Purchase Plan (ESPP), partially offset by $0.2 million in financing lease payments and payments to taxing authorities related to net-settlement of vested RSUs.

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

In June 2021, we entered into a lease agreement for corporate office and laboratory space in San Diego, California (the Morehouse Lease), which represented a portion of a new facility that was under construction. The Morehouse Lease includes multiple, successive commencement dates. The office and laboratory space commenced in the second quarter of 2022 and the third quarter of 2022 for the cGMP manufacturing center. The Morehouse Lease has an initial term of 88 months and includes aggregate payments to the lessor of approximately $23.2 million with a rent escalation clause, and a tenant improvement allowance of $12.3 million. We are also required to maintain a cash security deposit in the form of an unconditional and irrevocable letter of credit of $0.2 million which must remain in place until the termination of the lease and is considered a non-current asset as of September 30, 2026. These obligations are further described in Note 11 to our audited financial statements appearing in the Annual Report and Note 10 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report.

In August 2022, we entered into a lease agreement to use designated laboratory and vivarium space in San Diego, California (the Explora Lease). The Explora Lease is accounted for as an operating lease and commenced in August 2022. The Explora Lease had an initial term of 36 months with automatic one-year renewals for up to three additional years and includes aggregate payments to the lessor of approximately $0.8 million with a rent escalation clause. We extended the lease through August 2026. The Explora Lease expired in August 2026 and was not renewed.

On July 22, 2022, we entered into a sublease (the Sublease Agreement) with Origis Operating Services, LLC, (the Sublessee), whereby we agreed to sublease to Sublessee all of the 13,405 rentable square feet of office space previously leased by us under the Executive Drive Lease. The sublease commenced on August 1, 2022, and had a term through December 31, 2025. The aggregate base rent was approximately $2.6 million commencing August 1, 2022. We recorded sublease income as a reduction of general and administrative expense. Upon execution of the Sublease Agreement, we received a cash security deposit of $0.1 million from the Sublessee which was recorded as other current liabilities in the balance sheet as of December 31, 2025. The security deposit was refunded to the Sublessee in March 2026.

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

As of September 30, 2026, we have future minimum obligations under the Company's operating leases of $10.2 million relating to leases we have recognized in the condensed balance sheets, of which $0.8 million is payable before December 31, 2026.

Under our collaboration agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreement (see Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report). As of September 30, 2026, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

As discussed within Note 12, Subsequent Events, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, on October 22, 2026, our board of directors approved the wind down of our AlloNK development program. As a result, our existing contractual obligations and commitments may be renegotiated, amended or altered as we wind down our AlloNK development program and explore strategic alternatives to maximize stockholder value. Our current estimates of the costs associated with the Wind Down and the expected timing of those costs are described in Note 12 and under “Recent Developments” above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital

We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.*

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated in February 2019 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, licensing key intellectual property rights, conducting research and development of our product candidates ourselves and with collaborators, collaborating on scale-up of product candidate manufacturing, establishing cold chain delivery logistics and preparing for and conducting our ongoing and planned preclinical studies and clinical trials.

Following the recent discontinuation of our development program for AlloNK, our remaining product candidates and programs are in preclinical development or discovery stages. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. This may make it difficult to evaluate the success of our business to date and assess our future viability.

Our strategic review and workforce reduction may not achieve our intended outcomes.*

In October 2026, we announced the initiation of a process to explore a range of strategic alternatives aimed at maximizing both near and long-term shareholder value, which could include, among other alternatives, a potential sale or licensing of assets, a sale of the Company, a business combination, a merger, a dissolution and liquidation of the Company or other strategic action. We expect to devote substantial time and resources to exploring strategic alternatives we believe may drive shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action beyond the wind-down of our AlloNK development program and the exploration of strategic alternatives. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value.

In connection with the strategic review, we also implemented certain actions to reduce operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our capital resources, including the discontinuation of our AlloNK development program and the related workforce reduction. These measures do not eliminate the continuing clinical trial close-out, patient safety monitoring and reporting, scientific publication and intellectual property management activities described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.” We may experience unforeseen delays or other challenges in implementing these changes, which could adversely impact our timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. The workforce reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. Furthermore, we may undertake further similar cost-saving initiatives in the future, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, which could adversely impact our business. We estimate that we will incur between $10 million and $15 million in contract termination and other costs related to the discontinuation and orderly close-out of our AlloNK clinical trials, and between $17 million and $20 million in costs related to our workforce reduction, including severance, benefits, payroll taxes and other termination costs. We expect to complete the workforce reduction in the first quarter of 2027 and to incur a significant majority of the costs related to the Wind Down in the fourth quarter of 2026. These estimated costs and their timing are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Wind Down. In addition, we expect to incur impairment charges, losses on disposals of assets, contract termination costs and other incremental expenses as a result of the strategic process. The amount of such additional charges and costs could be material to our results of operations and financial condition, and the exact amounts and timing of recognition of such additional charges and costs are not yet known.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and the significant risk that product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, our net losses were $77.3 million and $83.9 million, respectively. As of September 30, 2026, we had an accumulated deficit of $407.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we wind down our AlloNK development program, implement our workforce reduction, evaluate strategic alternatives and satisfy our remaining contractual, regulatory and public company obligations. Although we expect our ongoing operating expenses to decrease, we expect to incur substantial Wind Down costs as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.” We expect to incur a significant majority of those costs in the fourth quarter of 2026. These estimated costs and their timing are subject to a number of assumptions, and actual results may differ materially. We may also incur other charges or cash expenditures not currently contemplated in connection with the Wind Down. Any future development or commercialization activities would depend on the outcome of our strategic review and our future business plans. We cannot accurately predict the timing or amount of our future expenses or when, or if, we will be able to generate any revenue from the commercialization of any approved products or achieve or maintain profitability.

Any future product development or commercialization would depend on the outcome of our strategic review. Before generating product-sale revenue, a candidate would require additional preclinical and/or clinical development, regulatory approval in relevant jurisdictions, manufacturing, commercial capabilities, substantial investment and marketing efforts. Expenses for any future development could exceed expectations if the FDA, the European Medicines Agency (EMA), competent authorities of individual European Union (EU) Member States or comparable foreign regulators require additional studies or trials or changes to manufacturing processes, candidates or development programs. Separately, we expect significant continuing losses and negative cash flows from our remaining obligations and wind-down activities, adversely affecting stockholders’ equity and working capital.

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

We may require additional funding to satisfy our obligations or pursue future business plans, and any future product development or commercialization would require substantial additional funding. Such funding may be unavailable or may dilute our stockholders.*

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to decrease substantially in connection with the wind down of our AlloNK development program. However, we may incur substantial additional expenses and other charges as we conduct our strategic alternatives review and evaluate and seek to consummate strategic transactions to maximize stockholder value. Depending on the outcome of our strategic review process, we may need to raise substantial additional funding to support our continuing operations. If we are successful in consummating a strategic transaction that enables us to develop our current or new product candidates, we will require substantial additional funding to expand our operations, hire additional personnel, initiate and successfully complete nonclinical studies and clinical trials, obtain marketing approval and generate revenue from sales of our product candidates, if approved, and protect our intellectual property. We would expect to finance our cash needs through public or private equity or debt financings or other capital sources, which may include strategic collaborations and other strategic arrangements with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our strategic review and any future development efforts. If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding on a timely basis and/or complete a strategic transaction, we may be required to further revise our business plan and strategy or cease operations. This may limit the strategic options available to us and materially adversely affect our business, financial condition and results of operations.

Our operations have consumed significant amounts of cash since inception. As of September 30, 2026, our cash, cash equivalents and short-term investments were $319.1 million. Based on our current cash, cash equivalents and short-term investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the uncertain outcome of our strategic review process and the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of our future expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds or enter into such arrangements when needed or complete a strategic transaction, we may be required to further revise our business plan and strategy, delay, limit, reduce or terminate any future product development or commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or cease operations.

Risks Related to the Discovery and Development of our Product Candidates

Our approach to the development of NK cell-based product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.*

Our success depends on our ability to develop, obtain regulatory approval for and commercialize our product candidates utilizing our NK cell therapy platform, including manufacturing capabilities, which leverages relatively novel technologies. While we have had favorable nonclinical and early clinical study results based on our platform, following our discontinuation of our AlloNK development program, we are early in our development efforts and may not succeed in demonstrating efficacy and safety for our other product candidates or in obtaining marketing approval thereafter. We may also experience timeline delays or serious adverse events, and our product candidates may never become commercialized. All of our product candidates will require significant additional clinical and non-clinical development, review and approval by the FDA or comparable foreign regulatory authorities in one or more jurisdictions, substantial investment, and significant marketing efforts before they can be successfully commercialized. Our methodology and novel approach to cellular therapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. Further, because all of our product candidates and development programs are based on our NK cell therapy platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. For example, our recent discontinuation of development of AlloNK could significantly impair our development plans for our other product candidates in our pipeline.

The FDA has cautioned consumers about potential safety risks associated with T-cell therapies. The FDA has approved only a few cell-based therapies for commercialization and to our knowledge, no NK cell-based therapy has been approved for commercial use by any regulatory authority. Additionally, human primary cells are subject to donor-to-donor variability, which can make standardization more difficult. Understanding and addressing variability in the quality of a donor’s cells could ultimately affect our ability to produce product in a reliable and consistent manner and treat certain patients. As a result, the development and commercialization pathway for our product candidates may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

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
•
training medical personnel;
•
enrolling sufficient numbers of patients in any future clinical trials; and
•
developing or re-establishing manufacturing processes to support any future clinical testing of our product candidates.

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

Although we have product candidates in our pipeline being developed by our partners, all of our internally developed product candidates are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

Although we have product candidates in our pipeline being developed by our partners, all of our internally developed product candidates are still in the preclinical or discovery stages. We will need to progress our product candidates through preclinical studies and submit INDs to the FDA or comparable foreign regulatory applications to applicable foreign regulatory authorities prior to initiating clinical trials.

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

We may develop product candidates in combination with other therapies, which exposes us to additional risks.*

Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in negative or inconclusive results that the product candidate or other therapy does not produce when used alone or in combination with a different therapy. For example, a fatal neurological event in our Phase 2a basket trial of AlloNK was assessed by the investigator and an independent safety review as likely related to fludarabine-associated neurotoxicity from the protocol-specified lymphodepletion regimen, following which the FDA asked us to pause enrollment and dosing in that trial. This could result in our own products being removed from the market or being less successful commercially. Additionally, the results observed in combinations of any of our product candidates with another therapy may not be predictive of future results of combinations of our product candidates in other combinations or indications.

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

Any future clinical trials and manufacturing of our product candidates would be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and takes many years to complete, and is subject to uncertainty. Any future clinical trials may not be conducted as planned or completed on schedule, if at all. For example, in October 2026 we announced a strategic restructuring and discontinuation of development of AlloNK. Delays and failures can occur at any time during the clinical trial process. Even if our future clinical trials are completed as planned, their results may not support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

In addition, even if our planned trials are successfully completed, the FDA or comparable foreign regulatory authorities may not interpret the results as we do, and more trials could be required before we submit our product candidates for approval.

To date, we have not completed the clinical trials required for approval of our product candidates. If we pursue further development following our strategic review, any future trials could be delayed, require redesign, encounter recruitment or enrollment difficulties, or fail to produce data or be completed on schedule, if at all. Events that may prevent successful or timely commencement, readouts, and completion of clinical development and preclinical studies include:

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
•
the serious, life-threatening diseases of patients who might enroll in future trials, who could die or suffer adverse medical events unrelated to the product candidate;

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

If we pursue future development and are required to conduct more clinical trials or other testing than contemplated for that development, cannot successfully complete such trials or testing, obtain negative or only modestly positive results, or encounter safety concerns, we may:

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

If we pursue future clinical trials, enrollment and retention of patients would be expensive and time-consuming and subject to external factors beyond our control that could cause delays or complications.

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
•
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

Our product candidates may cause serious adverse events or undesirable side effects or have other properties that may delay or prevent regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label than anticipated or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in October 2026 we announced the discontinuation of development of our AlloNK program in part because of the occurrence of two fatalities in trial participants. In the first case, a participant in our Phase 2a basket trial experienced a fatal neurological event (leukoencephalopathy) following study treatment, which included protocol-specified lymphodepletion with cyclophosphamide and fludarabine, and the investigator and an independent safety review assessed the event as likely related to fludarabine-associated neurotoxicity. In the second case, a participant experienced sudden death approximately two months after initiating study treatment, which the investigator assessed as unrelated to AlloNK or any other component of the study treatment regimen, and the cause of death has not been determined.

Furthermore, clinical trial results could reveal an unacceptable severity or incidence of other adverse events, including heart and lung problems or life-threatening infections. Any such findings could cause delays in completion or cancellation of clinical programs. If unacceptable side effects or deaths arise in the development of our product candidates, we, the FDA, the IRBs or ethics committees at the institutions in which our studies are conducted, DSMB or comparable foreign regulatory authorities could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA put our Phase 1/2 clinical trial of AlloNK in combination with rituximab in patients with relapsed or refractory B-NHL on clinical hold in April 2021 due to a patient death and lifted the clinical hold in June 2021 after our investigation and amendments to the clinical trial protocol. Although there was no definitive cause of death, the autopsy findings included widespread metastatic disease and cardiovascular disease, and concluded that the death was possibly due to cardiac arrhythmia. The principal investigator determined that this serious adverse event was not related to AlloNK. In October 2026, the FDA asked us to pause enrollment and dosing in our Phase 2a basket trial following the first death to investigate this further. We may observe undesirable side effects and we may not be able to complete clinical trials for any of our other product candidates without further delays or at all. Further undesirable side effects, dose-limiting toxicity events, or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, dose de-escalation, or additional protocol amendments, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect site initiation, patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Moreover, because standards for pre-clinical assessment are evolving and may change rapidly, even if we reach an agreement with the FDA on a pre-IND proposal, the FDA may not accept the IND submissions as presented, in which case the clinical trial timeline could be delayed.

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

The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.*

We select the targets for development of our product candidates based on a number of factors, including the estimated patient populations where we believe there is a meaningful addressable market opportunity. However, our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access, alternative therapies and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates we use should be viewed with caution. Further, the data and statistical information we use, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

Although we have built our own clinical manufacturing facility, we have historically relied, and may continue to rely, on third parties, such as GC Cell, for the manufacture of certain of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. We also rely on specialized laboratory equipment, supplies and materials, at least part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

We do not independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates. In addition, our partner GC Cell will be engaging in initial clinical development for AB-201 and is conducting a clinical trial for AB-205 outside our licensed territories to generate initial proof of concept data. We have historically relied heavily, and may in the future rely heavily, on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we intend to design the clinical trials for our product candidates, we may rely on third parties to conduct future clinical trials, if any. As a result, many important aspects of our clinical development, including clinical trial conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff.

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

We may, from time to time, obtain advisory services and other support from third parties for our continuing clinical trial close-out, patient safety monitoring and reporting activities. If we pursue further product development following our strategic review, we may also establish partnerships in relation to future clinical trials. Although such partnerships may support the development of our product candidates and the conduct of future clinical trials, we cannot guarantee that they will be successful and, in the event they are not, we may lose our competitive advantage and/or incur additional costs.

Our collaboration agreement with GC Cell and any future collaborations with third parties to develop or commercialize our product candidates mean that our prospects with respect to the product candidates involved will depend in significant part on the success of those collaborations.

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

The manufacture of cell therapy products is novel, complex and subject to multiple risks.*

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

If we pursue future development or commercialization, we may need to change manufacturing processes to control costs, meet regulatory requirements, achieve scale, decrease processing time, increase manufacturing success rates or facilitate development of additional product candidates. Even minor changes could affect product performance or the results of future clinical trials. Such changes could require regulatory submissions and additional nonclinical or clinical data to demonstrate comparability with products manufactured using earlier processes. Failure to demonstrate comparability could require further process changes or clinical testing and significantly delay development or commercialization, adversely affecting our business, financial condition, results of operations and prospects.

We may experience unforeseen events during, or as a result of, winding down our manufacturing operations that increase costs, delay completion of the wind down or otherwise harm our business.

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

Although we have built our own clinical manufacturing facility, any future manufacturing would depend on the outcome of our strategic review and appropriate resources and arrangements, which could include reliance on third parties.

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

Further, the containment of healthcare costs has become a priority of foreign and domestic governments as well as private third-party payors. The pricing of drugs has been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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
•
withdrawal of participants from any future clinical trials;
•
significant costs to defend the related litigation;
•
distraction of management’s attention from our primary business;
•
substantial monetary awards to patients or other claimants;
•
inability to commercialize our product candidates;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
decreased demand for our product candidates, if approved for commercial sale; and
•
loss of revenue.

Risks Related to Government Regulation

The regulatory approval process of the FDA and comparable foreign regulatory authorities is lengthy, time-consuming and inherently unpredictable, and even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for any of our product candidates, and any such regulatory approval may be for a narrower indication than we seek.

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

Our novel NK cell therapy product candidates are unique biological entities, and the regulatory requirements that we will be subject to are not entirely clear and may change. Regulatory requirements in the United States and in other countries governing cell therapy products have changed frequently and the FDA or comparable foreign regulatory authorities may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates.

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

We may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA, the EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials are performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, the EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

We may seek special designations by the regulatory authorities to expedite regulatory approvals, but may not be successful in receiving these designations, and even if received, they may not benefit the development and regulatory approval process.*

We may seek various designations by regulatory authorities, such as Regenerative Medicine Advanced Therapy Designation (RMAT), Breakthrough Therapy Designation, Fast Track Designation, or PRIority MEdicine (PRIME) Designation from regulatory authorities, for any product candidate that we develop.

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

FDA and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of any administration may impact our business and industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In the European Union, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product.

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

The advancement of healthcare reform may negatively impact our ability to profitably sell our product candidates, if approved.*

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. As part of these Most-Favored Nation pricing initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare

Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export of our products, services and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threatening monetary fines and other penalties if we do not.

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

Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or co-owners’ patent applications and the enforcement or defense of our or our licensors’ or co-owners’ issued patents. We may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our or our licensors’ or co-owners’ patent rights, and the outcome of any proceedings is highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Risks Related to Our Industry and Business

Our workforce reduction may disrupt our operations and impair our ability to retain essential personnel, satisfy our obligations and complete our wind down and strategic review.*

As of September 30, 2026, we had 134 full-time employees. In October 2026, our board of directors approved a plan to reduce our then-current workforce by approximately 94% in connection with the wind down of our AlloNK development program and our strategic review. We are retaining personnel to carry out clinical trial close-out, patient safety monitoring and reporting, preparation of safety findings for scientific publication, intellectual property management and our strategic review. This substantial reduction may result in loss of institutional knowledge, reduced productivity, difficulties retaining essential personnel and increased demands on remaining employees and management. We may need to retain consultants or other service providers to support our remaining operations and obligations. If we cannot maintain sufficient personnel and resources, our ability to complete clinical and manufacturing closeout activities, continue patient safety monitoring and reporting, prepare safety findings for scientific publication, manage our intellectual property portfolio, maintain internal controls and public company reporting, preserve our assets and evaluate or complete a strategic transaction could be impaired. The costs and timing of the workforce reduction and related activities may also differ from our expectations.

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

Any such unauthorized access, disclosure or other loss of Confidential Information experienced by (or perceived to be experienced by) us or a third party with whom we work could also result in adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; financial loss; disruptions to our operations and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation; and other similar harms. For example, the loss of preclinical study or clinical trial data from completed or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Additionally, our Confidential Information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, other personnels’ or vendors’ use of generative AI technologies.

Our business is subject to risks arising from pandemic and epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. Any future pandemic or epidemic disease outbreaks could disrupt the supply chain and the manufacture or shipment of our product candidates for use in our clinical trials and research and preclinical studies and delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, alter the results of the clinical trial due to disease progression in participants, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future pandemic or epidemic disease outbreak could also potentially further affect the business of the FDA or other comparable foreign regulatory authorities, which could result in delays in meetings related to our ongoing or planned clinical trials, as well as have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards, research and development (R&D) credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. We have not completed a Section 382 ownership change analysis. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. Changes to U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes could further affect our ability to use our tax attributes in the future. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state

NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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
•
costs and timing of manufacturing close-out and preservation of existing materials, and any future manufacturing or development of manufacturing capabilities;
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
•
changes in, or failure to meet or exceed, financial estimates and projections of the investment community or that we provide to the public;
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

Future sales and issuances of our securities, including pursuant to our equity incentive plans and our commitment to the Pledge 1% Movement, may cause dilution to our stockholders or decrease our stock price.*

Our future capital requirements will depend on the costs and timing of winding down our AlloNK development program, implementing our workforce reduction, satisfying our remaining contractual, regulatory and public company obligations, and the outcome of our strategic review. If additional funding is needed, we may seek capital through public or private equity or debt financings or other capital sources, which may include strategic collaborations and other strategic arrangements with third parties, to satisfy our remaining obligations or pursue future business plans. Any resumption of product development or commercialization activities would depend on the outcome of our strategic review and would require substantial additional funding. For example, in

August 2025 we entered into a Sales Agreement with Leerink Partners LLC under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $11,950,000 in “at the market” offerings (the 2025 ATM Offering). In addition, in May 2026, we completed the May 2026 Offering pursuant to which we issued and sold 23,871,526 shares of our common stock and pre-funded warrants to purchase 2,170,138 shares of our common stock for aggregate gross proceeds of $300.0 million, which resulted in dilution to our then-existing stockholders. In connection with the May 2026 Offering, we suspended the 2025 ATM Offering. In August 2026, we entered into an amended and restated sales agreement with Leerink Partners, increasing the aggregate offering price allowable under the sales agreement to $100,000,000. To the extent that we raise additional capital through other sales of equity or convertible debt securities, your ownership interest will be further diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder.

Pursuant to our 2024 Equity Incentive Plan, as amended (2024 Plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2024 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2025, and continuing through and including January 1, 2034, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 (through January 1, 2034), by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 424,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On June 24, 2025, our stockholders approved an increase to the number of shares of common stock authorized for issuance under the 2024 Plan by 1,214,580 shares, and on September 8, 2026 our stockholders approved an increase to the number of shares of common stock authorized for issuance under the 2024 Plan by 5,097,095 shares. On December 9, 2025, our board of directors adopted and approved the Company’s 2025 Inducement Plan to reserve 600,000 shares of our common stock to be used for grants of equity-based awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us.

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

Compliance with new accounting standards may also result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed financial statements. As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. However, we may elect to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. We may take advantage of these exemptions up until the time that we are no longer an emerging growth company.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and any appellate court therefrom are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any claim or cause of action that is based upon a violation of a duty owed by any current or former director, officer, other employee or stockholder, to us or our stockholders; (iii) any claim or cause of action against us or any current or former director, officer or other employee, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against us or any current or former director, officer or other employee, governed by the internal-affairs doctrine or otherwise related to our internal affairs, in all cases to the fullest extent permitted by applicable law and subject to the court having personal jurisdiction over the indispensable parties named as defendant; provided, however, that if the designation of such court as the sole and exclusive forum for a claim or action referred to in foregoing clauses (i) through (vi) would violate applicable law, then the United States District Court for the District of Delaware shall be the sole and exclusive forum for such claim or cause of action. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended (the Securities Act) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Additionally, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit number		Incorporated by Reference			Filed Herewith
	Description of document	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	7/22/2024	3.1

3.2	Amended and Restated Bylaws.	S-1	6/28/2024	3.4

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	7/15/2024	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 22, 2021, by and among the Registrant and certain of its stockholders.	S-1	6/28/2024	4.2

4.3	Form of Pre-Funded Warrant issued on May 11, 2026.	10-Q	8/6/2026	4.3

10.1	Artiva Biotherapeutics, Inc. 2024 Equity Incentive Plan, as amended.	8-K	9/11/2026	10.1

10.2	Amended and Restated Sales Agreement by and between the Registrant and Leerink Partners LLC	S-3	8/6/2026	1.2

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ARTIVA BIOTHERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Fred Aslan, M.D.
Fred Aslan, M.D.
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)